Form 10-K405
period 1998-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 1999-03-31
CIK 1045577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                       Commission file number - 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
             (Exact name of registrant as specified in its charter)

            Iowa                                               39-1904041
            ----                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

     100 Second Street S.E., Cedar Rapids, Iowa                    52401
     -----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code 319-365-2506

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to section 12 (g) of the Act:

                   Limited Partnership Interests (the "Units")
                   -------------------------------------------
                                (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 19, 1999, 7,273 units were issued and outstanding. Based on the book value of $846.31 per unit at December 31, 1998, the aggregate market value at March 19, 1999 was $6,155,213.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I
Item 1.     Business..........................................................3
Item 2.     Properties........................................................5
Item 3.     Legal Proceedings.................................................5
Item 4.     Submission of Matters to a Vote of
               Unit Holders...................................................5


                                    PART II

Item 5.     Market for the Registrant's Common Equity
               and Related Stockholders Matters...............................6
Item 6.     Selected Financial Data...........................................6
Item 7.     Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations..........................................7
Item 8.     Financial Statements and
               Supplementary Data............................................12
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................23


                                    PART III

Item 10.    Directors and Executive
               Officers of the Registrant....................................23
Item 11.    Executive Compensation...........................................25
Item 12.    Security Ownership of Certain
               Beneficial Owners and Management..............................26
Item 13.    Certain Relationships and
               Related Transactions..........................................26


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8.K......................................................27

SIGNATURES        ...........................................................28
EXHIBIT INDEX     ...........................................................29

                                     PART I


ITEM 1.  BUSINESS

Telecommunications Income Fund XI, L.P., an Iowa limited partnership (the "Partnership"), was organized on August 26, 1997. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

The Partnership began offering Units to the public on December 23, 1997. The General Partner has elected to extend the offering period and the closing date to December 23, 1999. The business of the Partnership is the acquisition and leasing of equipment, primarily telecommunications equipment such as pay telephones and call processing equipment. The Partnership began its primary business activities in February of 1998.

The Partnership will operate until December 31, 2012 unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the general partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment.

A significant portion of the Partnership's business is and is intended to be with customers who are in the telecommunications and ATM industries. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission ("FCC") and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnership's customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. Management does not expect regulation to have any significant negative impact upon the business of the Partnership.

The Partnership also has a significant portion of its business in the ATM industry, where major growth has been in installing ATM machines "off premises", such as supermarkets, hotels, airports, and convenience stores. Since the major ATM networks have allowed ATM owners to assess surcharges on transactions, the operation of ATM's has become more lucrative. Now, in addition to receiving a portion of the interchange fee from the cardholders' financial institutions, the ATM owner can now receive surcharges on each transaction.

The principle investment objective of the Partnership is to obtain the maximum available economic return from its investment in equipment leases to unaffiliated third parties with a view toward: (i) generating cash flow from operations, with the intent to make distributions during the Operating Phase (the period which ends when the General Partner elects to begin the liquidation of the Partnership assets); (ii) reinvesting (during the Operating Phase) any undistributed cash flow from operations in additional equipment to be leased to increase the Partnership's assets; (iii) obtaining the residual values of equipment upon sale; (iv) obtaining value from sales of the Partnership's lease portfolio upon entering the Liquidating Phase (the period during which the General Partner will liquidate the Partnership assets); and (v) providing cash distributions to the partners during the liquidating phase.

The Partnership intends to acquire primarily telecommunications and ATM equipment (specifically pay telephones, call processing equipment, and ATM machines), that is leased to third parties. The Partnership has also acquired and will acquire other types of equipment that is generally subject to leases. During 1998 the Partnership acquired equipment with a cost of $4,477,922. All of this equipment has been leased.

Equipment acquired by the Partnership is installed in various locations by the lessees. When the lessee installs the equipment in a location, a site location agreement gives the lessee the right to have the equipment at this site for a specified period of time. These site location agreements generally have a three to five year term. The Partnership, in addition to its ownership of the equipment, takes an assignment of and a first security interest in these site location agreements. Therefore, if a lessee defaulted, the Partnership could have the ability to re-sell or re-lease the equipment in place. This "in place" value is generally much higher than the residual value of the equipment. The telecommunications equipment generates revenue primarily through long distance phone calls. The Partnership's lessee generally receives long distance revenue from a contracted third party billing company. The Partnership also takes an assignment of this revenue.

The General Partner acquires and approves leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease is approved, there is a review of the potential lessees' financial statements, credit references are checked, and outside business and/or individual credit reports are obtained.

The equipment purchased by the Partnership consists of advanced technology pay telephones, call processing systems, and ATM machines to be used in hotels, hospitals, colleges, universities, correctional institutions, and other locations. Although the Partnership will concentrate its equipment acquisitions in telecommunications equipment and ATM machines, it will also acquire other types of equipment that meet the investment objectives of the Partnership.

The Partnership's equipment leases are concentrated in the pay telephone and ATM machine industries representing approximately 25% and 68% of the Partnership's direct finance lease portfolio at December 31, 1998, respectively.

The leasing industry is highly competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate).

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pay an administrative service fee.

ITEM 2.  PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease. The carrying value of such equipment is represented by the Partnership's investment in direct financing leases, which was $3,832,762 at December 31, 1998. This was comprised primarily of ATM machines and telecommunications equipment, as described in Item 1.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS:

The Registrants' units are not publicly traded. There is no market for the Registrant's units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the units.

                                                                        Number of Partners
                                                                                at
          Title of Class                                                   March 19, 1999
          --------------                                                ------------------
          Limited Partner                                                       464
          General Partner                                                         1

Distributions are paid to Partners on a monthly basis. Through December 31, 1998 distributions totalling $279,521 have been paid to Partners. As of December 31, 1998 the Partnership had accrued distributions to Partners of $45,038.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                             Period from
                                                                                           August 26, 1997
                                                                    Year Ended         (Date of Inception) to
                                                                 December 31, 1998        December 31, 1997
                                                                 -----------------        -----------------
     Total Revenue                                                  $  377,483                   $    77
     Net Income (Loss)                                                 157,464                      (407)
     Total Assets                                                    5,053,409                    10,593
     Provision for Possible Losses                                      87,818                        -0-
     Distributions to Partners                                         324,559                        -0-
     Earnings (Loss) per Unit                                            46.18                    (40.70)
     Distributions per Unit                                              95.18                        -0-

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                       Aug. 26, 1997 (Date
      Results of Operations                                       Year Ended            of Inception) to
                                                                  Dec. 31, 1998           Dec. 31, 1997
                                                                  -------------           -------------
      Description:

         Lease Income                                                  $286,551                   $  0
         Gain on Lease Termination                                       38,471                      0
         Interest and Other Income                                       52,461                     77
         Management Fees                                                 12,599                      0
         Administrative Services                                         77,000                      0
         Other General & Admin. Expenses                                 33,596                    484
         Interest Expense                                                 9,006                      0
         Provision for Possible Losses                                   87,818                      0


1998 was the first year of actual leasing operations. Lease income in 1998 of $286,551 is the result of the Partnership acquiring equipment for direct financing leases of $4,477,922, the equipment being acquired throughout the year. Interest and other income of $52,461 consists of various accounts but is primarily interest income on a money market account and other investments and late charges on lease payments.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically will exceed the net investment. The Partnership will generally recognize a gain on the early termination. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees. For 1998, the proceeds from lease terminations were $434,001, including a gain of $38,471.

Management fees are paid to the General Partner and represent 2% of the rental and note payments received. Payments received in the years ended December 31 are as follows:
                                                      1998                 1997
                                                      ----                 ----

      Rental Payments Received                      $629,950                 $0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The General Partner receives a monthly reimbursement of $7,000 for administrative services provided to the Partnership. This administrative fee started in February 1998 and resulted in expense to the Partnership of $77,000 for 1998.

Interest expense in 1998 was $9,006 and is the result of the Partnership borrowing from the General Partner on a short-term basis. The Partnership borrowed and paid back $810,000 from the General Partner in the third quarter of 1998.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve of $87,818 or 1.9% of the lease and note portfolio.

As of December 31, 1998 there was one customer with payments owed to the Partnership which were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. At December 31, 1998, the net investment in this contract was $2,376, while the contract receivable balance was $2,645. Management continues to monitor the contracts in the Partnership's portfolio and will take the necessary steps to protect the Partnership's investment.

Other general and administrative expenses totalled $33,596 and consist of legal expenses, data processing expense, amortization, office supplies, and other miscellaneous expenses. The Partnership outsources its lease servicing and data processing to unrelated third parties.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 1998, the net proceeds of the private program, TIF IX, and TIF X have been invested in specific equipment. TIF IX is in its liquidation phase and is expected to be dissolved by December 31, 1999. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The equipment that the Partnership leases is maintained by the lessee, and the lessee is responsible for keeping the equipment upgraded with any improvements that may be developed. The Partnership generally establishes the equipment's residual value at 10% of the equipment's original cost. The Partnership generally expects to realize the residual value by the sale of the equipment at the expiration of the original lease term. The General Partner monitors the maintenance and upgrades to the equipment and expects the Partnership to realize residual values of at least 10%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the telecommunications businesses to whom the Partnership leases equipment. There are and will continue to be regulatory issues in the telecommunications industry that the General Partner will monitor.

The equipment leases acquired by the Partnership have been financed to yield rates of return between 10% and 14%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease depends on the size of the transaction and the financial strength of the lessee. Generally, before any lease is approved, there is a review of the potential lessees' financial statements, credit references are checked, and outside business and/or individual credit reports are obtained.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated as any increases in lease related expenses are passed on to the lessees through corresponding increases in rental rates as new leases are entered into.

YEAR 2000 ISSUE: The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The cost of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At the present the Partnership does not contemplate that any specific charges will be incurred for this assessment, and if there are any related expenditures, does not expect them to be significant. The Partnership does not expect the Year 2000 impact on external parties to have any material adverse impact on the Partnership.

The Partnership is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Partnership. The Partnership has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Partnership has contacted some of its customers and will continue to contact its customers in 1999. If the Partnership's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Partnership.

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership utilizes an unrelated third party for lease servicing. This third party vendor has been contacted and it has been determined that their lease servicing application is year 2000 compliant. A written confirmation regarding compliance of this application has been received from the software developer.

                                                                                     Aug. 26, 1997 (Date
                                                                      Year Ended      of Inception) to
LIQUIDITY AND CAPITAL RESOURCES                                     Dec. 31, 1998       Dec. 31, 1997
-------------------------------                                     -------------       -------------
Major Cash Sources (Uses):
        Operations                                                    $  222,122            $  (407)
        Acquisitions of Equip for Direct Finance Leases               (4,477,922)                 0
        Acquisitions of Notes Receivable                              (1,119,912)                 0
        Repayments/Terminations of Leases & Notes                        994,543                  0
        Distributions & Withdrawals Paid to Partners                    (280,521)                 0
        Payment of Syndication Costs                                    (723,000)                 0
        Sale of Partnership Units                                      5,784,000             11,000


The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1998, that working capital reserve, as defined, would be $57,940. Actual cash on hand at December 31, 1998 was $500,713.

The Partnership obtained a line of credit agreement with a bank in January 1999 that allows the Partnership to borrow the lesser of $2.0 million, or 32% of the Partnership's qualified accounts as defined in the agreement. The line of credit agreement bears interest at 1% above the prime rate and is collateralized by substantially all the assets of the Partnership. The Partnership's line of credit will be used to acquire additional leases as they become available. The line of credit matures on June 30, 2000 and is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

Cash flow from operating activities was $222,122 for 1998 and is derived from the leasing operations of the Partnership. This results from the income from direct financing leases and notes received less operating expenses as discussed above. During 1998, the Partnership acquired equipment for direct financing leases of $4,477,922 and notes receivable of $1,119,912. The proceeds relating to repayments of these leases and notes, including early terminations totalled $994,543 in 1998.

Distributions and withdrawals paid to partners include the monthly distributions paid to partners totalling $279,521 in 1998, and $1,000 for the withdrawal of a limited partner. At December 31, 1998, the Partnership accrued $45,038 of distributions payable.

Syndication fees are reductions of the proceeds of units sold that are paid to the General Partner and the Parent of the General Partner ("Berthel Fisher"). Nine percent (9%) of the gross proceeds is paid to Berthel Fisher during the organization and offering phase. Three and one-half percent (3.5%) is paid to the General Partner for offering and promotional expenses incurred on their behalf. For 1998, syndication fees were $723,000 ($5,784,000 proceeds from the sales of units to limited partners multiplied by 12.5%), and are a reduction of capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of December 31, 1998.

                                  (Principal Amount)
         Expected                 Fixed Rate                 Average
         Maturity Date            Notes Receivable           Interest Rate
         -------------            ----------------           -------------
         1999                     $170,349                    14.60%
         2000                      190,231                    14.72%
         2001                      219,500                    15.03%
         2002                      183,039                    15.97%
         2003                       44,633                    14.48%
                                  --------
         Total                    $807,752
                                  ========
         Fair Value               $807,752
                                  ========

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the periods ended December 31, 1998, and 1997 are included in Item 8:

     Independent Auditors' Report
     Balance Sheets
     Statements of Operations
     Statements of Changes in Partners' Equity
     Statements of Cash Flows
     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund XI, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund XI, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 1998 and the period from August 26, 1997 (date of formation) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 19, 1999

TELECOMMUNICATIONS INCOME FUND XI, L.P.


BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
----------------------------------------------------------------------------------------
ASSETS                                                            1998            1997
  Cash and cash equivalents                                  $   500,713    $    10,593
  Net investment in direct financing leases
    and notes receivable (Note 2)                              4,640,514           --
  Allowance for possible loan and lease losses (Note 3)          (87,818)          --
                                                             -----------    -----------
  Direct financing leases and notes receivable, net            4,552,696           --
                                                             -----------    -----------
TOTAL                                                        $ 5,053,409    $    10,593
                                                             ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Due to affiliates                                          $     3,472    $      --
  Distributions payable to partners                               45,038           --
  Accrued expenses and other liabilities                          10,591           --
  Lease security deposits                                         90,810           --
                                                             -----------    -----------
           Total liabilities                                     149,911           --
                                                             -----------    -----------

PARTNERS' EQUITY, 25,000 units authorized (Notes 1 and 4):
  General partner, 10 units issued and outstanding                 9,254          9,593
  Limited partners, 5,784 units in 1998 and 1 unit
      in 1997 issued and outstanding                           4,894,244          1,000
                                                             -----------    -----------
           Total partners' equity                              4,903,498         10,593
                                                             -----------    -----------
TOTAL                                                        $ 5,053,409    $    10,593
                                                             ===========    ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.


STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM
AUGUST 26, 1997 (DATE OF FORMATION) THROUGH DECEMBER 31, 1997
----------------------------------------------------------------------------------------
ASSETS                                                        1998        1997
REVENUES:
  Income from direct financing leases                     $ 286,551    $    --
  Gain on lease terminations                                 38,471         --
  Interest and other income                                  52,461           77
                                                          ---------    ---------
           Total revenues                                   377,483           77
                                                          ---------    ---------
EXPENSES:
  Management and administrative fees (Note 5)                89,599         --
  Other general and administrative expenses                  33,596          484
  Interest expense                                            9,006         --
  Provision for possible loan and lease losses (Note 3)      87,818         --
                                                          ---------    ---------
           Total expenses                                   220,019          484
                                                          ---------    ---------
NET INCOME (LOSS)                                         $ 157,464    $    (407)
                                                          =========    =========

NET INCOME (LOSS) ALLOCATED TO:
  General partner                                         $     578    $    (407)
  Limited partners                                          156,886         --
                                                          ---------    ---------
                                                          $ 157,464    $    (407)
                                                          =========    =========
NET INCOME (LOSS) PER PARTNERSHIP UNIT                    $   46.18    $  (40.70)
                                                          =========    =========
WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                 3,410           10
                                                          =========    =========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.


STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM
AUGUST 26, 1997 (DATE OF FORMATION) THROUGH DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------


                                                          GENERAL           LIMITED PARTNERS          TOTAL
                                                          PARTNER      ---------------------------   PARTNERS'
                                                         (10 UNITS)       UNITS        AMOUNT         EQUITY
BALANCE AT FORMATION - General partner contribution      $10,000           --      $     --       $   10,000

  Proceeds from sale of limited partnership interests       --                1         1,000          1,000

  Net loss                                                  (407)          --            --             (407)
                                                         -------          -----    ----------     ----------

BALANCE AT DECEMBER 31, 1997                               9,593              1         1,000         10,593

  Proceeds from sale of limited partnership interests       --            5,784     5,784,000      5,784,000

  Syndication costs incurred (Note 5)                       --             --        (723,000)      (723,000)

  Distributions to partners ($95.18 per unit) (Note 4)      (917)          --        (323,642)      (324,559)

  Withdrawal of limited partner                             --               (1)       (1,000)        (1,000)

  Net income                                                 578           --         156,886        157,464
                                                         -------          -----    ----------     ----------
BALANCE AT DECEMBER 31, 1998                             $ 9,254          5,784    $4,894,244     $4,903,498
                                                         =======          =====    ==========     ==========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.


STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM
AUGUST 26, 1997 (DATE OF FORMATION) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                                                            1998           1997
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $   157,464    $      (407)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Gain on lease terminations                                                            (38,471)          --
    Amortization of intangibles                                                             1,248           --
    Provision for possible loan and lease losses                                           87,818           --
    Changes in operating assets and liabilities:
      Due to affiliates                                                                     3,472           --
      Accrued expenses and other liabilities                                               10,591           --
                                                                                      -----------    -----------
           Net cash from operating activities                                             222,122           (407)
                                                                                      -----------    -----------

INVESTING ACTIVITIES:
  Acquisitions of, and purchases of equipment for, direct financing leases             (4,477,922)          --
  Repayments of direct financing leases                                                   248,382           --
  Proceeds from termination of direct financing leases                                    434,001           --
  Repayments of notes receivable                                                          312,160           --
  Issuance of notes receivable                                                         (1,119,912)          --
  Net lease security deposits collected                                                    90,810           --
                                                                                      -----------    -----------
           Net cash from investing activities                                          (4,512,481)          --
                                                                                      -----------    -----------

FINANCING ACTIVITIES:
  Contribution and sale of partnership units                                            5,784,000         11,000
  Proceeds from borrowings                                                                810,000           --
  Repayment of borrowings                                                                (810,000)          --
  Distributions and withdrawals paid to partners                                         (280,521)          --
  Payment of syndication costs                                                           (723,000)          --
                                                                                      -----------    -----------
           Net cash from financing activities                                           4,780,479         11,000
                                                                                      -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 490,120         10,593

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                      10,593           --
                                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                       $   500,713    $    10,593
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Interest paid                     $     9,006    $      --


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD FROM
AUGUST 26, 1997 (DATE OF FORMATION) THROUGH DECEMBER 31,1997
-------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS- Telecommunications Income Fund XI, L.P. (the "Partnership") was formed on August 26, 1997 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. The Partnership intends to offer for sale a maximum of 25,000 units of limited partnership interest ("Units") at a price per unit of $1,000. The General Partner has elected to extend the offering period and the closing date to December 23, 1999. As of December 31, 1998, the Partnership had 5,784 limited partnership units outstanding.

      The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The Partnership will also provide financing to customers under a note agreement. On December 23, 2004 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2012, or earlier, upon the occurrence of certain events (see Note 4).

      The Partnership commenced leasing operations in February of 1998.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

      Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the allowance for possible loan and lease losses.

      Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

      CERTAIN RISK CONCENTRATIONS - The Partnership's equipment leases and collateral under its notes receivable are concentrated in pay telephones and automated teller machines, representing approximately 25% and 68% of the Partnership's direct finance lease and note receivable portfolio at December 31, 1998, respectively.

      RELATED PARTY TRANSACTIONS - In fulfilling its role as general partner, Berthel Fisher & Company Leasing, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership also enters into transactions with affiliates of Berthel Fisher & Company Leasing, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

      CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consists of leasing equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership records the gross lease contract receivable, the estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

      The realization of the estimated unguaranteed residual value of leased equipment depends on the value of the leased equipment at the end of the lease term and is not a part of the contractual agreement with the lessee. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

      Direct financing leases are accounted for as operating leases for income tax purposes.

      NOTES RECEIVABLE - Notes receivable are carried at the principle balance outstanding. Interest income on notes receivable is accrued based on the principle amount outstanding.

      ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performs credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

      TAX STATUS - Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

      NET INCOME (LOSS) PER PARTNERSHIP UNIT - Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Partnership's year ended December 31, 1998. The Partnership operates in one segment.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Partnership has not yet determined the effect of SFAS No. 133 on the financial statements.

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1998:

Minimum lease payments receivable                                  $ 4,560,446
Estimated unguaranteed residual values                                 348,889
Unamortized initial direct costs                                         1,891
Unearned income                                                     (1,078,464)
Notes receivable, collateralized primarily by pay telephone
  equipment and related site agreements, 12% to 14%,
  maturing through 2003                                                807,752
                                                                   -----------
Net investment in direct financing leases and notes receivable     $ 4,640,514
                                                                   ===========

      At December 31, 1998, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                               MINIMUM         ESTIMATED
                                               LEASE        UNGUARANTEED
                                              PAYMENTS         RESIDUAL
                                             RECEIVABLE         VALUES
Years ending December 31:
                1999                           $1,086,654        $  4,664
                2000                            1,104,456           5,124
                2001                              959,807          39,164
                2002                              805,594             369
                2003                              579,595         223,568
                Thereafter                         24,340          76,000
                                               ----------        --------
                Total                          $4,560,446        $348,889
                                               ==========        ========

      The Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $32,887 at December 31, 1998.

3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the year ended December 31, 1998 is as follows:

      Balance at beginning of year                                      $   -
        Provision                                                        87,818
        Charge-offs                                                         -
                                                                        -------
      Balance at end of year                                            $87,818
                                                                        =======

      The allowance for possible loan and lease losses consisted entirely of a general unallocated reserve at December 31, 1998.

4.    LIMITED PARTNERSHIP AGREEMENT

      The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of August 26, 1997 (the "Agreement"). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income and net loss to the partners. Capital contributions by the partners to the partnership will consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their Units ($1,000 per unit).

      Net income or net loss allocated to the limited partners (and to the General Partner to the extent of its contribution) will be apportioned among them based on the number of Units held and on the number of days within the fiscal year that they were limited partners. Any Partnership net loss will first be allocated to the partners to the extent of their positive capital accounts. Any additional Partnership net loss will be allocated to the General Partner. Any Partnership net income will first be allocated to partners with negative capital accounts in proportion to, and to the extent of, such negative capital accounts. Except as provided below, any Partnership net income will then be allocated to the partners. During the liquidating phase of the Partnership, net income earned that results in Partnership assets to be distributed 80.0% to the limited partners and 20.0% to the General Partner will be allocated 80% to the limited partners and 20% to the General Partner.

      A partner's share of profits, losses and operating distributions to partners (distributions of up to 9.6% annually made during the operating phase) will be based upon the amount of each partner's adjusted capital contribution (a partner's capital contribution, reduced by all payments to the partner that qualify as a liquidating distribution or return of capital) and each limited partner's admission date (the date a limited partner is admitted to the Partnership).

      During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 5); second, to the limited partners up to amounts representing a 9.6% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 2% of the gross rental payments received by the Partnership (see Note 5). To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

      The Partnership will cease reinvesting in assets and will not enter into additional leases during the liquidating phase. The liquidating phase shall begin at any time after June 23, 2003 (or earlier if the General Partner determines it to be in the Partnership's best interest), but no later than December 23, 2004. During the liquidating phase, the Partnership will proceed with all due and deliberate speed and care to wind up the Partnership's affairs and to convert all of the Partnership's assets into cash. Operating distributions will not be paid during the liquidating phase.

      During the liquidating phase, amounts available to be distributed among the partners after satisfaction of all Partnership liabilities and obligations and/or the provision of reserves for future or contingent Partnership liabilities will be distributed in order of priority as follows:

      -  First, payment of the General Partner's expense reimbursement;

      - Second, payment to the partners, to the extent necessary to pay to the partners during the term of their investment in the Partnership, operating distributions of 8.0% annually (on a cumulative, compounded daily basis) on their adjusted capital contributions;

      - Third, payment to the partners of 100.0% of their adjusted capital contributions to the Partnership;

      - Fourth, payment to the partners to the extent they have not received, during the term of their investment in the Partnership, distributions totaling 9.6% annually (calculated only through the end of the operating phase), noncompounded, on their adjusted capital contributions;

      - Fifth, payment to the General Partner of any unpaid arrearages in its management fee; and

      - Sixth, payment of any remaining amounts will be made 80.0% to the limited partners and 20.0% to the General Partner; provided, however, the General Partner will not receive its share of these remaining amounts until such time as the limited partners have received operating distributions and liquidating distributions equal to their capital contributions plus 9.6% annually (calculated only through the end of the operating phase) noncompounded, on their adjusted capital contributions.

5.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was $265,760 for the year ended December 31, 1998.

      The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the year ended December 31, 1998, those management fees aggregated $12,599.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $77,000 for the year ended December 31, 1998.

      As a part of the issuance of partnership units, the Partnership paid commissions of 9% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 3.5% of the gross proceeds to the General Partner. These fees, which amounted to $723,000 for the year ended December 31, 1998, have been treated as syndication costs and charged directly to partners' equity.

6.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the periods ended December 31, 1998 and 1997 is as follows:

                                            1998                    1997
                                   ----------------------     -----------------
                                                  PER                    PER
                                     AMOUNT       UNIT        AMOUNT     UNIT
Net income (loss) for financial
  reporting purposes               $ 157,464    $  46.18     $(407)   $(40.70)
Adjustment to convert direct
  financing leases to operating
  leases for income tax purposes    (427,982)    (125.51)       --        --
Net change in allowance for
  possible loan and lease losses      87,818       25.75        --        --
Gain on lease terminations             3,809        1.12        --        --
                                   ---------    --------     -----    -------
Net income (loss) for income tax
  reporting purposes               $(178,891)   $ (52.46)    $(407)   $(40.70)
                                   =========    ========     =====    =======

7.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value amounts disclosed below are based on estimates prepared by management of the Partnership based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents and other short-term payables approximates their fair value because of the short maturity of those instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1998:

                                                   CARRYING             FAIR
                                                    AMOUNT             VALUE

      Notes receivable                             $ 807,752          $ 807,752

8.    SUBSEQUENT EVENT

      In January 1999, the Partnership obtained financing under a line-of-credit agreement with a bank. The amount available to borrow under the line-of-credit is limited to $2.0 million or 32% of its qualified accounts (primarily leases and notes receivable). The line-of-credit agreement bears interest at 1% over prime ($4,000 minimum interest charge beginning in July 1999) and is collateralized by substantially all the assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The agreement expires on June 30, 2000. The General Partner believes amounts available under the line-of-credit are adequate for the foreseeable future.

                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None
                                    PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

          A:   The General Partner of the registrant:

               Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

          B.   Executive officers of the General Partner of the Registrant:

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

          Thomas J. Berthel (age 47) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

          Ronald O. Brendengen (age 43) - Mr. Brendengen is the Treasurer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

          Nancy L. Lowenberg (age 40) - Ms. Lowenberg has been elected Vice President and Chief Operating Officer of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

ITEM 11.  EXECUTIVE COMPENSATION

          Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                              (B)       (C)                    (C1)          (C2)                 (D)
                                                                                Securities of
                                                                                property
                                                                                insurance            Aggregate
                                                                                benefits or          of
                                           Cash and Cash                        reimbursement        contingent
Name of individual              Year       equivalent forms                     personal             or forms of
and capacities served           Ended      of remuneration        Fees          benefits             remuneration
-----------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co.            1998             $0              $89,599           $0                   $0

Leasing, Inc.                   1997             $0              $0                $0                   $0

General Partner

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

    (1)                            (2)                  (3)                     (4)

                         Name and Address of     Amount and Nature of
Title of Class           Beneficial Ownership    Beneficial Ownership      Percent of Class
--------------           --------------------    --------------------      ----------------
         Units           Berthel Fisher & Co.    Ten (10) Units;                       .17%
                         Leasing, Inc.           sole owner.
                         100 2nd Street S.E.
                         Cedar Rapids, IA 52401


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Related party transactions are described in Notes 2 and 5 of Notes to Financial Statements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)  1. Financial Statements.

                                                                       Page No.

           Balance Sheets at December 31, 1998 and
           December 31, 1997                                              13

           Statements of Operations for the periods ended December
           31, 1998, and December 31, 1997                                14

           Statements of Changes in Partners' Equity for the periods
           ended December 31, 1998, and December 31, 1997                 15

           Statements of Cash Flows for the periods ended December
           31, 1998, and December 31, 1997                                16

           Notes to Financial Statements                                  17


           2. Financial Statements Schedules

           Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

           3. Exhibits

                3,4 Amended and Restated Agreement of Telecommunications Income
                    Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)


           6. Reports on Form 8-K
              No reports on Form 8-K were filed in the fourth quarter of 1998.

___________________________
   (1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective November 26, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TELECOMMUNICATIONS INCOME FUND XL, L.P.
                    ---------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                  Date: March 24, 1999
   --------------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                               Date: March 24, 1999
   --------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Berthel                                      Date: March 24, 1999
-----------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Nancy L. Lowenberg                                     Date: March 24, 1999
-----------------------------------------
Nancy L. Lowenberg
Executive Vice President, General Mgr., Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                   Date: March 24, 1999
-----------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer,
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                      Date: March 24, 1999
-----------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX




          3,4   Amended and Restated Agreement of
                Telecommunications Income Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)


______________________________


          (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 1 to Form S-1 registration statement filed on November 26, 1997.