Form 10-Q
period 1999-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 1999-05-13
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 1999     Commission File Number 000-25593



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

               Iowa                                              39-1904041
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          100 Second Street S.E., Cedar Rapids, Iowa              52401
          ----------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (319) 365-2506

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                                    Yes  X    No
                                       ----      ----

As of April 27, 1999, 8,004 units were issued and outstanding. Based on the book value at March 31, 1999 of $842.13 per unit, the aggregate market value at April 27, 1999 was $6,740,409.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.

                                      INDEX

                                                                                                 Page
PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.    Financial Statements (unaudited)

               Balance Sheets - March 31, 1999 and December 31, 1998                                3

               Statements of Operations- three months ended March 31, 1999 and March 31, 1998       4

               Statement of Changes in Partners' Equity - three months ended March 31, 1999         5

               Statement of Cash Flows - three months ended March 31, 1999 and March 31, 1998       6

               Notes to financial statements                                                        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               10

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                                         11

Item 2.   Changes in Securities and Use of Proceeds                                                 11

Item 3.   Defaults Upon Senior Securities                                                           11

Item 4.   Submission of Matters to a Vote of Security Holders                                       11

Item 5.   Other Information                                                                         11

Item 6.   Exhibits and Reports on Form 8-K                                                          11

Signatures                                                                                          12

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                                 MARCH 31, 1999                 DECEMBER 31, 1998
                                                                 --------------                 -----------------

ASSETS

   Cash and cash equivalents                                      $    678,978                   $    500,713
   Net investment in direct financing leases
     and notes receivable (Note B)                                   5,950,717                      4,640,514
   Allowance for possible losses                                      (112,888)                       (87,818)
                                                                  ------------                    -----------
   Notes receivable and direct financing leases, net                 5,837,829                      4,552,696
   Other assets                                                            227                            -0-
                                                                  ------------                    -----------
TOTAL ASSETS                                                      $  6,517,034                    $ 5,053,409
                                                                  ============                    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Due to affiliates                                              $      4,077                  $       3,472
   Distributions payable to partners                                    57,213                         45,038
   Accrued expenses and other liabilities                               33,888                         10,591
   Lease security deposits                                              91,561                         90,810
                                                                  ------------                    -----------
TOTAL LIABILITIES                                                      186,739                        149,911
                                                                  ------------                    -----------

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                      9,116                          9,254
   Limited partners, 7,507 and 5,784 units issued
      and outstanding at March 31, 1999 and
      December 31, 1998, respectively                                6,321,179                      4,894,244
                                                                  ------------                    -----------
TOTAL PARTNERS' EQUITY                                               6,330,295                      4,903,498
                                                                  ------------                    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                             $ 6,517,034                    $ 5,053,409
                                                                  ============                    ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                          MARCH 31, 1999                        MARCH 31, 1998
                                                          --------------                        --------------
INCOME:

     Lease and interest income                                 $ 168,403                           $  19,403
     Other                                                           493                               2,591
                                                               ---------                            --------
Total income                                                     168,896                              21,994
                                                               ---------                            --------

EXPENSES:

     Management fees                                               7,084                                 333
     Administrative services                                      21,000                              14,000
     Provision for possible losses (Note B)                       25,070                              18,086
     Other                                                        38,857                               5,154
                                                               ---------                            --------
Total expenses                                                    92,011                              37,573
                                                               ---------                            --------


Net income (loss)                                               $ 76,885                            $(15,579)
                                                               =========                            ========



Net income (loss) per partnership unit (Note C)                  $ 11.69                            $  (9.28)
                                                               =========                            ========

Weighted average partnership units outstanding                     6,577                               1,678
                                                               =========                            ========


See accompanying notes.
                                       4

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)




                                               GENERAL                                                     TOTAL
                                               PARTNER               LIMITED PARTNERS                    PARTNERS'
                                             (10 UNITS)            UNITS         AMOUNT                   EQUITY
----------------------------------------------------------------------------------------------------------------


Balance at December 31, 1998                  $ 9,254            5,784       $ 4,894,244             $ 4,903,498

Proceeds from sale of limited
     partnership interests                        -0-            1,723         1,723,000               1,723,000

Syndication costs incurred                        -0-              ---          (215,375)               (215,375)

Distributions                                    (240)             ---          (157,473)               (157,713)

Net Income                                        102              ---            76,783                  76,885
                                              ------------------------------------------------------------------


Balance at March 31, 1999                     $ 9,116            7,507       $ 6,321,179             $ 6,330,295
                                              ==================================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                          MARCH 31, 1999             MARCH 31, 1998
                                                                          --------------             --------------
OPERATING ACTIVITIES
Net income (loss)                                                          $      76,885                 $  (15,579)
Adjustments to reconcile net income (loss) to net cash
  from operating activities:
     Provision for possible losses                                                25,070                     18,086
     Amortization                                                                    414                        -0-
Changes in operating assets and liabilities:
     Other assets                                                                   (227)                    (9,608)
     Due to affiliates                                                               605                      9,826
     Accrued expenses and other liabilities                                       23,297                      9,427
                                                                           -------------                 ----------
Net cash from operating activities                                               126,044                     12,152
                                                                           -------------                 ----------
INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct
  financing leases                                                            (1,496,401)                  (599,149)
Issuance of notes receivable                                                         -0-                   (245,088)
Repayments of direct financing leases                                            110,263                     (8,008)
Repayments of notes receivable                                                    75,520                        -0-
Net lease security deposits collected                                                751                     15,607
                                                                           -------------                 ----------
Net cash from investing activities                                            (1,309,867)                  (836,638)
                                                                           -------------                 ----------

FINANCING ACTIVITIES
Borrowings from line-of-credit                                                   600,000                        -0-
Repayments of line-of-credit                                                    (600,000)                       -0-
Proceeds from sale of partnership interests                                    1,723,000                  2,731,000
Syndication costs incurred                                                      (215,375)                  (341,375)
Distributions paid to partners                                                  (145,537)                    (9,938)
                                                                           -------------                 ----------
Net cash from financing activities                                             1,362,088                  2,379,687
                                                                           -------------                 ----------

Net increase in cash and cash equivalents                                        178,265                  1,555,201
Cash and cash equivalents at beginning of period                                 500,713                     10,593
                                                                           -------------                 ----------
Cash and cash equivalents at end of period                                 $     678,978                 $1,565,794
                                                                           =============                 ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Decrease in accrued expenses and other liabilities due to
  equipment purchase costs                                                             -                 $  361,542
Interest paid                                                              $       3,673                          -

See accompanying notes

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases are as follows:

                                                                                          March 31, 1999
                                                                                          --------------
         Lease payments receivable                                                           $ 6,064,441
         Unamortized initial direct costs                                                          1,558
         Estimated residual values of leased equipment                                           496,214
         Unearned lease income                                                                (1,365,423)
         Notes receivable                                                                        753,927
                                                                                             -----------
         Net investment in direct financing leases                                           $ 5,950,717
                                                                                             ===========



NOTE C - NET INCOME (LOSS) PER PARTNERSHIP UNIT

Net income (loss) per Partnership Unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 6,577 and 1,678 units for the periods from January 1, 1999 to March 31, 1999 and January 1, 1998 to March 31, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                     Three Months Ended                 Three Months Ended
         Description                                     March 31, 1999                     March 31, 1998
         -----------                                     --------------                     --------------
         Lease and interest income                             $168,403                            $19,403
         Management fees                                          7,084                                333
         Administrative services                                 21,000                             14,000
         Provision for possible losses                           25,070                             18,086
         Other expenses                                          38,857                              5,154

The increase in lease and interest income is due to the acquisition of equipment for investment in direct financing leases and notes receivable. The Partnership commenced leasing operations in February of 1998 and since the first quarter of 1998 has acquired equipment for investment in leases and notes of $6,249,998. Equipment acquisitions for investment in direct financing leases totalled $1,496,401 for the first quarter of 1999.

Management fees are paid to the General Partner and represent 2% of the gross rental payments received. Rental payments for the first quarter of 1999 were $354,200. As the lease portfolio has increased due to the acquisition of equipment, management fees have increased and will continue to increase accordingly during the operational phase of the Partnership.

Administrative services of $21,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $7,000 per month for these services. Since leasing operations did not commence until February 1998, no administrative fee was paid to the General Partner in January 1998.

The provision for possible losses has increased due to the increase in the Partnerships' lease portfolio. At March 31, 1999 the allowance for possible losses was $112,888 and represents 1.9% of the lease and note portfolio of $5,950,717. Management continually reviews its reserves and will make adjustments as needed.

At March 31, 1999, one customer was past due over 90 days. The contract balance remaining for this customer was $2,646 at March 31, 1999, while the Partnership's net investment in this contract was $2,371. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

Other expenses include interest expense, legal fees, audit fees, data processing expenses, and other professional and administrative expenses. The majority of this expense for the first quarter of 1999 was audit fees, which was $23,000. Interest expense, which is on a line of credit that was obtained in January 1999, was $3,673. Data processing expenses, including fees paid for lease and loan servicing, were $9,465 for the first quarter.

The Partnership's portfolio of leases and notes receivable are concentrated in ATM machines, pay telephones, and office and computer equipment, representing approximately 45%, 23%, and 19%, respectively, of the portfolio at March 31, 1999. Three lessees account for approximately 72% of the Partnership's portfolio at March 31, 1999.

YEAR 2000 ISSUE: The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At present the Partnership does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing Year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

The Partnership is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Partnership. The Partnership has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Partnership has contacted some of its customers and will continue to contact its customers in 1999. In a worst case scenario, the inability of lessees to be Year 2000 compliant could result in delayed or no payment of amounts due to the Partnership. The Partnership has no contingency plans at this time to alleviate this worst case scenario should it be encountered.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                              Three Months Ended            Three Months Ended
                                                                  March 31, 1999                March 31, 1998
                                                                  --------------                --------------
Major Cash Sources:
     Proceeds from issuance of units                                  $1,723,000                    $2,731,000
     Borrowings from line of credit                                      600,000                           -0-

Major Cash Uses:
     Payments for syndication costs                                      215,375                       341,375
     Purchases of equipment                                            1,496,401                       844,237
     Payments on line of credit                                          600,000                           -0-
     Distributions and withdrawals paid to partners                      145,537                         9,938

The demand for equipment leases is strong and as Partnership Units continue to be sold, the Partnership's available cash will be used to acquire equipment for investment in direct financing leases and issue notes receivable.

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit is limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum interest charge beginning in July 1999, and is collateralized by substantially all the assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The ageeement expires on June 30, 2000. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

At March 31, 1999, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of March 31, 1999.

                   Expected             Principal             Average
                 Maturity Date         Balance Due         Interest Rate
               ----------------        -----------         -------------
                    1999                $ 136,313             14.42 %
                    2000                  197,597             14.43 %
                    2001                  209,203             14.47 %
                    2002                  171,186             14.82 %
                    2003                   39,628             14.00 %
                                        ---------
                    Total               $ 753,927
                                        =========

                    Fair Value          $ 753,927
                                        =========

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None.

ITEM 5. OTHER INFORMATION
-------------------------
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
a.      Exhibits
        3.1         Amended and Restated Agreement of Limited Partnership
                    (included as Exhibit A to the Prospectus)*
        4.1         Form of Certificate Representing Limited Partnership
                    Interests in the Registrant*
        10.1        Escrow Agreement*
        10.2        Amended Contract between the General Partner and the
                    Partnership*
        10.3        Revolving Loan and Security Agreement.
        23.1        Consent of Deloitte & Touche, LLP*
        23.2 Consent of Bradley & Riley, P.C. included in its opinions filed as Exhibits 5.1 and 8.1*
        24.1        Power of Attorney*

b.      Reports on Form 8-K
        No reports on Form 8-K were filed for the quarter ended March 31, 1999.

        * Previously filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)




Date: 5/11/1999         Ronald O. Brendengen/s/
                        --------------------------------------------------------
                        Ronald O. Brendengen, Chief Financial Officer, Treasurer



Date: 5/11/1999         Daniel P. Wegmann/s/
                        --------------------------------------------------------
                        Daniel P. Wegmann, Controller