Form 10-Q
period 1999-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 1999-08-11
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 1999 Commission File Number 000-25593
                                                                 ---------

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------

             (Exact name of Registrant as specified in its charter)

          Iowa                                              39-1904041
          ----                                              ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

            100 Second Street S.E., Cedar Rapids, Iowa          52401
            ---------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (319) 365-2506
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                                    Yes X      No
                                       ---

As of July 30, 1999, 9,887 units were issued and outstanding. Based on the book value at June 30, 1999 of $843.04 per unit, the aggregate market value at July 30, 1999 was $8,335,136.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - June 30, 1999 and December 31, 1998                                                   3

           Statements of Operations- three months ended June 30, 1999 and June 30, 1998                           4

           Statements of Operations- six months ended June 30, 1999 and June 30, 1998                             5

           Statement of Changes in Partners' Equity - six months ended June 30, 1999                              6

           Statement of Cash Flows - six months ended June 30, 1999 and June 30, 1998                             7

           Notes to Financial Statements                                                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       12

Signatures                                                                                                       13


                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                      JUNE 30, 1999  DECEMBER 31, 1998
                                                      -------------  -----------------
ASSETS
   Cash and cash equivalents                           $   337,546    $   500,713
   Net investment in direct financing leases
     and notes receivable (Note B)                       8,391,409      4,640,514
   Allowance for possible losses                          (147,189)       (87,818)
                                                       -----------    -----------
   Notes receivable and direct financing leases, net     8,244,220      4,552,696
   Other assets                                                613           --
                                                       -----------    -----------
TOTAL ASSETS                                           $ 8,582,379    $ 5,053,409
                                                       ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Line of credit agreement (Note C)                   $   304,609    $      --
   Due to affiliates                                         5,112          3,472
   Distributions payable to partners                        73,900         45,038
   Accrued expenses and other liabilities                   16,741         10,591
   Lease security deposits                                 109,103         90,810
                                                       -----------    -----------
TOTAL LIABILITIES                                          509,465        149,911
                                                       -----------    -----------

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding          9,006          9,254
   Limited partners, 9,566 and 5,784 units issued
      and outstanding at June 30, 1999 and
      December 31, 1998, respectively                    8,063,908      4,894,244
                                                       -----------    -----------
TOTAL PARTNERS' EQUITY                                   8,072,914      4,903,498
                                                       -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 8,582,379    $ 5,053,409
                                                       ===========    ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                JUNE 30, 1999    JUNE 30, 1998
                                                -------------    -------------
INCOME:

     Lease and interest income                   $217,105           $ 60,077
     Gain on lease terminations                       --              17,764
     Other                                         17,578             15,708
                                                 --------           --------
Total income                                      234,683             93,549
                                                 --------           --------


EXPENSES:

     Management fees                                9,024              2,541
     Administrative services                       21,000             21,000
     Interest expense                                 723                --
     Provision for possible losses                 36,672             33,487
     Other                                         21,643             10,112
                                                 --------           --------
Total expenses                                     89,062             67,140
                                                 --------           --------


Net income                                       $145,621           $ 26,409
                                                 ========           ========



Net income per partnership unit (Note D)         $  16.98           $   8.07
                                                 ========           ========

Weighted average partnership units outstanding      8,576              3,273

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED
                                                JUNE 30, 1999   JUNE 30, 1998
                                                -------------   -------------
INCOME:

     Lease and interest income                   $385,508        $ 79,480
     Gain on lease terminations                       -0-          17,764
     Other                                         18,071          18,299
                                                 --------        --------
Total income                                      403,579         115,543
                                                 --------        --------


EXPENSES:

     Management fees                               16,108           2,874
     Administrative services                       42,000          35,000
     Interest expense                               4,396             -0-
     Provision for possible losses                 61,742          51,573
     Other                                         56,827          15,266
                                                 --------        --------
Total expenses                                    181,073         104,713
                                                 --------        --------


Net income                                       $222,506        $ 10,830
                                                 ========        ========



Net income per partnership unit (Note D)         $  29.35        $   4.37
                                                 ========        ========

Weighted average partnership units outstanding      7,582           2,480


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                 GENERAL                                      TOTAL
                                 PARTNER              LIMITED PARTNERS       PARTNERS'
                                (10 UNITS)          UNITS       AMOUNT        EQUITY
---------------------------------------------------------------------------------------
Balance at December 31, 1998    $     9,254          5,784   $ 4,894,244    $ 4,903,498

Proceeds from sale of limited
     partnership interests             --            1,723     1,723,000      1,723,000

Syndication costs incurred             --             --        (215,375)      (215,375)

Distributions                          (240)          --        (157,473)      (157,713)

Net Income                              102           --          76,783         76,885
                                -------------------------------------------------------

Balance at March 31, 1999             9,116          7,507     6,321,179      6,330,295

Proceeds from sale of limited
     partnership interests             --            2,059     2,059,000      2,059,000

Syndication costs incurred             --             --        (257,375)      (257,375)

Distributions                          (240)          --        (204,387)      (204,627)

Net Income                              130           --         145,491        145,621
                                -------------------------------------------------------


Balance at June 30, 1999        $     9,006          9,566   $ 8,063,908    $ 8,072,914
                                ========================================================



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED  SIX MONTHS ENDED
                                                      JUNE 30, 1999     JUNE 30, 1998
                                                    ----------------  ----------------
OPERATING ACTIVITIES
Net income                                             $   222,506     $    10,830
Adjustments to reconcile net income to
     net cash from operating activities:
     Gain on lease terminations                               --           (17,764)
     Provision for possible losses                          61,742          51,573
     Amortization                                              725            --
Changes in operating assets and liabilities:
     Other assets                                             (613)         (8,354)
     Due to affiliates                                       1,640          38,834
     Accrued expenses and other liabilities                  6,150          16,575
                                                       -----------     -----------
Net cash from operating activities                         292,150          91,694
                                                       -----------     -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
      direct financing leases                           (2,688,166)     (2,685,820)
Issuance of notes receivable                            (1,476,300)       (752,410)
Repayments of direct financing leases                      235,561          57,067
Repayments of notes receivable                             172,352            --
Proceeds from sales of direct financing leases               2,561         418,485
Net lease security deposits collected                       18,293          50,815
                                                       -----------     -----------
Net cash from investing activities                      (3,735,699)     (2,911,863)
                                                       -----------     -----------

FINANCING ACTIVITIES
Borrowings from line of credit                             915,394            --
Repayments of line of credit                              (610,785)           --
Proceeds from sale of partnership interests              3,782,000       3,518,000
Syndication costs incurred                                (472,750)       (439,750)
Distributions and withdrawal paid to partners             (333,477)        (75,150)
                                                       -----------     -----------
Net cash from financing activities                       3,280,382       3,003,100
                                                       -----------     -----------

Net increase (decrease) in cash and cash equivalents      (163,167)        182,931
Cash and cash equivalents at beginning of period           500,713          10,593
                                                       -----------     -----------
Cash and cash equivalents at end of period             $   337,546     $   193,524
                                                       ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                          $     4,228     $      --


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE Components of the net investment in direct financing leases and notes receivable are as follows:


                                                               June 30, 1999
                                                               -------------
         Lease payments receivable                              $ 7,183,718
         Unamortized initial direct costs                             1,241
         Estimated residual values of leased equipment              550,321
         Unearned lease income                                   (1,520,098)
         Notes receivable                                         2,176,227
                                                                -----------
         Net investment in direct financing leases              $ 8,391,409
                                                                ===========


NOTE C - CREDIT ARRANGEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit is limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all the assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The agreement expires on June 30, 2000. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.


NOTE D - NET INCOME PER PARTNERSHIP UNIT
Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 8,576 and 7,582 units for the three and six month periods ended June 30, 1999, respectively. Units outstanding for the three and six month periods ended June 30, 1998 were 3,273 and 2,480 units, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                             Six Months Ended       Six Months Ended
                                               June 30, 1999          June 30, 1998
                                             ----------------       -----------------
         Description:
         ------------
         Lease and interest income                $385,508                $79,480
         Management fees                            16,108                  2,874
         Administrative services                    42,000                 35,000
         Provision for possible losses              61,742                 51,573
         Other expenses                             56,827                 15,266


The increase in lease and interest income is due to the acquisition of equipment for investment in direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $2,977,610 at June 30, 1998, and has increased to $8,391,409 at June 30, 1999.
Equipment acquisitions for investment in direct financing leases and notes receivable totalled $4,164,466 for the first six months of 1999.

Management fees are paid to the General Partner and represent 2% of the gross rental and notes receivable payments received. Gross rental and notes receivable payments for the first six months of 1999 were $805,400. As the lease portfolio has increased due to the acquisition of equipment, management fees have increased and will continue to increase accordingly during the operational phase of the Partnership.

Administrative services of $42,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $7,000 per month for these services. Since leasing operations did not commence until February 1998, no administrative fee was paid to the General Partner in January 1998. The Partnership also pays the General Partner an equipment acquisition fee equal to 5% of the equipment costs for new leases.

The provision for possible losses has increased due to the increase in the Partnership's lease portfolio. At June 30, 1999 the allowance for possible losses was $147,189 and represents 1.8% of the lease and note portfolio of $8,391,409. Management continually reviews its reserves and will make adjustments as needed.

At June 30, 1999, no customers were past due over 90 days. If a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

Other expenses include legal fees, audit fees, data processing expenses, and other professional and administrative expenses. Legal and accounting expenses were $24,532 for the first six months of 1999, while data processing expenses were $21,323 for the same period. The increase in other expenses compared to 1998 is due to the increased lease and note volume in 1999, as opposed to the minimal expenses incurred in 1998 when the Partnership was beginning its operations.

The Partnership's portfolio of leases and notes receivable are concentrated in ATM machines, pay telephones, and office and computer equipment, representing approximately 36%, 35%, and 17%, respectively, of the portfolio at June 30, 1999. Three lessees account for approximately 68% of the Partnership's portfolio at June 30, 1999.

YEAR 2000 ISSUE
The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, customers, and others, is ongoing. At present the Partnership does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing Year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

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

LIQUIDITY AND CAPITAL RESOURCES


                                                      Six Months Ended   Six Months Ended
                                                       June 30, 1999      June 30, 1998
                                                      ----------------   ----------------
Major Cash Sources:
     Proceeds from issuance of units                  $3,782,000           $3,518,000
     Borrowings from line of credit                      915,394                 --

Major Cash Uses:
     Payments for syndication costs                      472,750              439,750
     Purchases of equipment                            2,688,166            2,685,820
     Issuance of notes receivable                      1,476,300              752,410
     Payments on line of credit                          610,785                 --
     Distributions and withdrawals paid to partners      333,477               75,150


The demand for equipment leases remains strong and as Partnership Units continue to be sold, the Partnership's available cash will be used to acquire equipment for investment in direct financing leases and issue notes receivable.

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit is limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all the assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The agreement expires on June 30, 2000. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

At June 30, 1999, adequate cash is being generated to make projected distributions. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of June 30, 1999.


        Expected Maturity Date           Principal Balance Due       Average Interest Rate
        ----------------------           ---------------------       ---------------------
            1999                        $   210,098                       15.6 %
            2000                            461,630                       15.6 %
            2001                            523,703                       15.7 %
            2002                            533,189                       16.0 %
            2003 and thereafter             447,607                       16.5 %
                                         ----------
            Total                        $2,176,227
                                         ==========

            Fair Value                   $2,176,227
                                         ==========


The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date:    August 9, 1999                   /s/ Ronald O.  Brendengen
     -------------------------            --------------------------------------
                                          Ronald O. Brendengen,
                                          Chief Financial Officer, Treasurer



Date:   August 9, 1999                    /s/ Daniel P. Wegmann
     -------------------------            --------------------------------------
                                          Daniel P. Wegmann, Controller