Form 10-Q
period 1999-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 1999-11-12
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1999      Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------

             (Exact name of Registrant as specified in its charter)

                   Iowa                                     39-1904041
                   ----                                     ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

              100 Second Street S.E., Cedar Rapids, Iowa    52401
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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
                                    Yes X  No
                                       ---    ---

As of October 31, 1999, 11,282 units were issued and outstanding. Based on the book value of $843.65 per unit, the aggregate market value at October 31, 1999 was $9,518,059.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.

                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

       Balance Sheets - September 30, 1999 and December 31, 1998                                             3

       Statements of Operations - three months ended September 30, 1999 and September 30, 1998               4

       Statements of Operations - nine months ended September 30, 1999 and September 30, 1998                5

       Statement of Changes in Partners' Equity - nine months ended September 30, 1999                       6

       Statements of Cash Flows - nine months ended September 30, 1999 and September 30, 1998                7

       Notes to Financial Statements                                                                         8


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         11


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                  11


Signatures                                                                                                  12

                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                               SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                               ------------------       -----------------
ASSETS

   Cash and cash equivalents                                    $       71,830          $     500,713
   Net investment in direct financing leases
     and notes receivable (Note B)                                  11,783,087              4,640,514
   Allowance for possible losses                                      (205,342)               (87,818)
                                                                --------------          -------------
   Notes receivable and direct financing leases, net                11,577,745              4,552,696
   Other assets                                                             63                    -0-
                                                                --------------          -------------
TOTAL ASSETS                                                    $   11,649,638          $   5,053,409
                                                                ==============          =============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Line of credit agreement (Note C)                            $    1,897,482          $         -0-
   Due to affiliates                                                   117,380                  3,472
   Distributions payable to partners                                    86,141                 45,038
   Accrued expenses and other liabilities                               30,598                 10,591
   Lease security deposits                                             183,034                 90,810
                                                                --------------          -------------
TOTAL LIABILITIES                                                    2,314,635                149,911
                                                                --------------          -------------

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                      8,920                  9,254
   Limited partners, 11,055 and 5,784 units issued
      and outstanding at September 30, 1999 and
      December 31, 1998, respectively                                9,326,083              4,894,244
                                                                --------------          -------------
TOTAL PARTNERS' EQUITY                                               9,335,003              4,903,498
                                                                --------------          -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                          $   11,649,638          $   5,053,409
                                                                ==============          =============

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                               SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                               ------------------    ------------------
INCOME:

     Lease and interest income                     $   337,356            $   100,480
     Gain on lease terminations                            667                    -0-
     Other                                              25,749                  3,883
                                                   -----------            -----------
Total income                                           363,772                104,363
                                                   -----------            -----------


EXPENSES:

     Management fees                                    16,796                  3,331
     Administrative services                            21,000                 21,000
     Interest expense                                   38,990                  8,184
     Provision for possible losses                      58,153                 15,055
     Other                                              24,013                  6,886
                                                   -----------            -----------
Total expenses                                         158,952                 54,456
                                                   -----------            -----------


Net income                                         $   204,820            $    49,907
                                                   ===========            ===========


Net income per partnership unit (Note D)           $     19.96            $     12.11
                                                   ===========            ===========

Weighted average partnership units outstanding          10,259                  4,122

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                    ------------------       ------------------
INCOME:

     Lease and interest income                         $   722,864               $   179,960
     Gain on lease terminations                                667                    17,764
     Other                                                  43,820                    22,182
                                                       -----------               -----------
Total income                                               767,351                   219,906
                                                       -----------               -----------


EXPENSES:

     Management fees                                        32,904                     6,205
     Administrative services                                63,000                    56,000
     Interest expense                                       43,386                     8,184
     Provision for possible losses                         119,895                    66,628
     Other                                                  80,840                    22,152
                                                       -----------               -----------
Total expenses                                             340,025                   159,169
                                                       -----------               -----------


Net income                                             $   427,326               $    60,737
                                                       ===========               ===========


Net income per partnership unit (Note D)               $     50.37               $     20.03
                                                       ===========               ===========

Weighted average partnership units outstanding               8,484                     3,033

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)


                                         GENERAL          LIMITED PARTNERS                 TOTAL
                                         PARTNER       -----------------------           PARTNERS'
                                        (10 UNITS)      UNITS           AMOUNT            EQUITY
----------------------------------------------------------------------------------------------------

Balance at December 31, 1998             $ 9,254         5,784       $ 4,894,244         $ 4,903,498

Proceeds from sale of limited
     partnership interests                   ---         1,723         1,723,000           1,723,000

Syndication costs incurred                   ---           ---          (215,375)           (215,375)

Distributions                               (240)          ---          (157,473)           (157,713)

Net Income                                   102           ---            76,783              76,885
                                         -----------------------------------------------------------

Balance at March 31, 1999                  9,116         7,507         6,321,179           6,330,295

Proceeds from sale of limited
     partnership interests                   ---         2,059         2,059,000           2,059,000

Syndication costs incurred                   ---           ---          (257,375)           (257,375)

Distributions                               (240)          ---          (204,387)           (204,627)

Net Income                                   130           ---           145,491             145,621
                                         -----------------------------------------------------------

Balance at June 30, 1999                   9,006         9,566         8,063,908           8,072,914

Proceeds from sale of limited
     partnership interests                   ---         1,489         1,489,000           1,489,000

Syndication costs incurred                   ---           ---          (186,125)           (186,125)

Distributions                               (240)          ---          (245,366)           (245,606)

Net Income                                   154           ---           204,666             204,820
                                         -----------------------------------------------------------


Balance at September 30, 1999            $ 8,920        11,055       $ 9,326,083         $ 9,335,003
                                         ===========================================================

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                 ------------------        ------------------
OPERATING ACTIVITIES
Net income                                                       $     427,326             $       60,737
Adjustments to reconcile net income to
     net cash from operating activities:
     Gain on lease terminations                                           (667)                   (17,764)
     Provision for possible losses                                     119,895                     66,628
     Amortization                                                          997                        -0-
Changes in operating assets and liabilities:
     Other assets                                                         (63)                    (7,103)
     Due from affiliates                                                  -0-                   (276,763)
     Due to affiliates                                                 113,908                    201,815
     Accrued expenses and other liabilities                             20,007                     15,147
                                                                 -------------             --------------
Net cash from operating activities                                     681,403                     42,697
                                                                 -------------             --------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
      direct financing leases                                       (6,075,398)                (3,426,580)
Issuance of notes receivable                                        (1,983,450)                  (752,410)
Repayments of direct financing leases                                  708,444                    142,142
Repayments of notes receivable                                         201,899                        -0-
Proceeds from sales of direct financing leases                           3,231                    418,485
Net lease security deposits collected                                   92,223                     66,494
                                                                 -------------             --------------
Net cash from investing activities                                  (7,053,051)                (3,551,869)
                                                                 -------------             --------------

FINANCING ACTIVITIES
Borrowings from line of credit                                       2,729,648                        -0-
Repayments of line of credit                                          (832,166)                       -0-
Proceeds from sale of partnership interests                          5,271,000                  4,607,000
Syndication costs incurred                                            (658,875)                  (575,875)
Distributions and withdrawal paid to partners                         (566,842)                  (161,681)
                                                                 -------------             --------------
Net cash from financing activities                                   5,942,765                  3,869,444
                                                                 -------------             --------------

Net increase (decrease) in cash and cash equivalents                  (428,883)                   360,272
Cash and cash equivalents at beginning of period                       500,713                     10,593
                                                                 -------------             --------------
Cash and cash equivalents at end of period                       $      71,830             $      370,865
                                                                 =============             ==============

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                    $      27,909             $        4,596

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE Components of the net investment in direct financing leases and notes receivable are as follows:

                                                                    September 30, 1999     December 31, 1998
                                                                    ------------------     -----------------
     Lease payments receivable                                          $ 10,872,026          $  4,560,446
     Unamortized initial direct costs                                            969                 1,891
     Estimated residual values of leased equipment                           855,493               348,889
     Unearned lease income                                                (2,534,704)           (1,078,464)
     Notes receivable                                                      2,589,303               807,752
                                                                        ------------          ------------
     Net investment in direct financing leases and notes receivable     $ 11,783,087          $  4,640,514
                                                                        ============          ============

NOTE C - CREDIT ARRANGEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. As of September 30, 1999, the amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999 the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts), and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

NOTE D - NET INCOME PER PARTNERSHIP UNIT
Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 10,259 and 8,484 units for the three and nine-month periods ended September 30, 1999, respectively. Weighted average units outstanding for the three and nine-month periods ended September 30, 1998 were 4,122 and 3,033 units, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                   Nine Months Ended         Nine Months Ended
                                                  September 30, 1999        September 30, 1998
                                                  ------------------        -------------------
         Description:
         ------------
         Lease and interest income                     $722,864                  $179,960
         Management fees                                 32,904                     6,205
         Administrative services                         63,000                    56,000
         Interest expense                                43,386                     8,184
         Provision for possible losses                  119,895                    66,628
         Other expenses                                  80,840                    22,152

The increase in lease and interest income is due to the acquisition of equipment for investment in direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $3,633,315 at September 30, 1998, and has increased to $11,783,087 at September 30, 1999. Equipment acquisitions for investment in direct financing leases and notes receivable totalled $8,058,848 for the first nine months of 1999.

Management fees are paid to the General Partner and represent 2% of the gross rental and notes receivable payments received. Gross rental and notes receivable payments for the first nine months of 1999 were $1,645,200. As the lease portfolio has increased due to the acquisition of equipment, management fees have increased and will continue to increase accordingly during the operational phase of the Partnership.

Administrative services of $63,000 for the first nine months of 1999 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $7,000 per month for these services. Since leasing operations did not commence until February 1998, no administrative fee was paid to the General Partner in January 1998. The Partnership also pays the General Partner an equipment acquisition fee equal to 5% of the equipment costs for new leases.

Interest expense totalled $43,386 for the nine months ended September 30, 1999. The Partnership has utilized its line of credit to acquire equipment for direct financing leases and issue notes receivable. The balance on the line of credit at September 30, 1999 was $1,897,482. The Partnership issued a note payable to the General Partner in August, 1999 in the amount of $300,000. This amount was also paid back in August, 1999. In September, 1999, the Partnership borrowed another $100,000 from the General Partner, which remains outstanding at September 30, 1999. The Partnership incurred $1,808 in interest expense on these affiliated borrowings. The proceeds were used to fund direct financing leases and notes receivable.

The provision for possible losses has increased due to the increase in the Partnership's lease portfolio. At September 30, 1999 the allowance for possible losses was $205,342 and represents 1.7% of the lease and note portfolio of $11,783,087. Management continually reviews its reserves and will make adjustments as needed.

Other expenses include legal fees, audit fees, data processing expenses, and other professional and administrative expenses. Legal and accounting expenses were $26,832 for the first nine months of 1999, while data processing expenses were $39,322 for the same period. The increase in other expenses compared to

1998 is due to the increased lease and note volume in 1999, as opposed to the minimal expenses incurred in 1998 when the Partnership was beginning its operations.

At September 30, 1999, no customers were past due over 90 days. If a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, ATM machines, office and computer equipment, and manufacturing equipment representing approximately 40%, 26%, 15%, and 11%, respectively, of the portfolio at September 30, 1999. Three lessees account for approximately 53% of the Partnership's portfolio at September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                              Nine Months Ended           Nine Months Ended
                                                             September 30, 1999          September 30, 1998
                                                             ------------------          ------------------
Major Cash Sources:
     Proceeds from issuance of units                             $ 5,721,000               $ 4,607,000
     Borrowings from line of credit                                2,729,648                       -0-

Major Cash Uses:
     Payments for syndication costs                                  658,875                   575,875
     Purchases of equipment                                        6,075,398                 3,426,580
     Issuance of notes receivable                                  1,983,450                   752,410
     Payments on line of credit                                      832,166                       -0-
     Distributions and withdrawals paid to partners                  566,842                   161,681

The demand for equipment leases remains strong and as Partnership Units continue to be sold, the Partnership's available cash will be used to acquire equipment for investment in direct financing leases and issue notes receivable.

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. As of September 30, 1999, the amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999 the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts), and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

At September 30, 1999, adequate cash is being generated to make projected distributions. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of September 30, 1999.

        Expected Maturity Date            Principal Balance Due        Average Interest Rate
                 1999                          $  127,708                       15.7 %
                 2000                             552,813                       15.7 %
                 2001                             625,808                       15.8 %
                 2002                             654,039                       16.1 %
                 2003 and thereafter              628,935                       16.5 %
                                               ----------
                 Total                         $2,589,303
                                               ==========
                 Fair Value                    $2,589,303
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)




Date:  November 10, 1999              /s/ Ronald O. Brendengen
       -----------------              -------------------------------
                                      Ronald O. Brendengen,
                                      Chief Financial Officer, Treasurer



Date:  November 10, 1999              /s/ Daniel P. Wegmann
       -----------------              --------------------------------
                                      Daniel P. Wegmann, Controller