Form 10-K405
period 1999-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2000-03-29
CIK 1045577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____
                       Commission file number - 000-25593


                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Iowa                                                 39-1904041
       ----                                                  ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                       701 Tama Street, Marion, Iowa           52302
               (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code 319-447-5700
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to section 12 (g) of the Act:

                   Limited Partnership Interests (the "Units")
                   -------------------------------------------
                                (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 8, 2000, 12,593 units were issued and outstanding. Based on the book value of $845.13 per unit at December 31, 1999, the aggregate market value at March 8, 2000 was $10,642,722.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                          1999 FORM 10K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
                                     PART I
Item 1.           Business ...............................................................  3
Item 2.           Properties .............................................................  5
Item 3.           Legal Proceedings ......................................................  5
Item 4.           Submission of Matters to a Vote of Unit Holders ........................  5


                                     PART II

Item 5.           Market for the Registrant's Common Equity
                      and Related Stockholder Matters ....................................  5
Item 6.           Selected Financial Data ................................................  5
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..........................................  6
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk .............  9
Item 8.           Financial Statements and Supplementary Data ............................ 10
Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure ............................. 23


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant ..................... 23
Item 11.          Executive Compensation ................................................. 24
Item 12.          Security Ownership of Certain
                      Beneficial Owners and Management ................................... 25
Item 13.          Certain Relationships and Related Transactions ......................... 25


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8K. ........ 26

SIGNATURES ............................................................................... 27
EXHIBIT INDEX ............................................................................ 28


                                     PART I


ITEM 1. BUSINESS

Telecommunications Income Fund XI, L.P., an Iowa limited partnership (the "Partnership"), was organized on August 26, 1997. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

The Partnership began offering Units to the public on December 23, 1997. The General Partner elected to extend the offering period and the closing date to December 23, 1999. The business of the Partnership is the acquisition and leasing of equipment, primarily telecommunications equipment such as pay telephones and call processing equipment. The Partnership began its primary business activities in February of 1998.

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

A significant portion of the Partnership's business is and is intended to be with customers who are in the telecommunications and automated teller machine ("ATM") industries. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission ("FCC") and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnership's customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. Management does not expect regulation to have any significant negative impact upon the business of the Partnership.

The Partnership also has a significant portion of its business in the ATM industry, where major industry growth has occurred in installing ATM machines "off premises", such as at supermarkets, hotels, airports, and convenience stores. Since the major ATM networks have allowed ATM owners to assess surcharges on transactions, the operation of ATM's has become more lucrative. Now, in addition to receiving a portion of the interchange fee from the cardholders' financial institutions, the ATM owner can now receive surcharges on each transaction.

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

The Partnership intends to acquire primarily telecommunications and ATM equipment (specifically pay telephones, call processing equipment, and ATM machines), that is leased to third parties. The Partnership has also acquired and will acquire other types of equipment that is generally subject to leases. During 1999 the Partnership acquired equipment with a cost of $7,066,480. All of this equipment has been leased.

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

The Partnership's equipment leases are concentrated in the pay telephone and ATM machine industries representing approximately 45% and 22% of the Partnership's direct finance lease and notes receivable portfolio at December 31, 1999, respectively. For the year ended December 31, 1999, three customers accounted for 56.8% of the income from direct financing leases. ATI, Inc., Avenew, and ATM Network Services, Inc. accounted for 16.9%, 12.3%, and 27.6%, respectively.

The leasing industry is highly competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate). The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

ITEM 2. PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily ATM machines and telecommunications equipment, as described in Item 1.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Registrant's units are not publicly traded. There is no market for the Registrant's units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the units.

                                                       Number of Partners
                  Title of Class                         at March 8, 2000
                  -------------------------------------------------------
                  Limited Partner                                     683
                  General Partner                                       1

Distributions are paid to Partners on a monthly basis. Through December 31, 1999 distributions paid or payable to Partners over the life of the Partnership have been $1,211,104. As of December 31, 1999 the Partnership had accrued distributions to Partners of $97,527.


ITEM 6. SELECTED FINANCIAL DATA


                                                                                                Period from
                                                                                              August 26, 1997
                                            Year Ended                Year Ended          (Date of Inception) to
                                         December 31, 1999         December 31, 1998         December 31, 1997
                                         -----------------         -----------------      ----------------------
     Total Revenue                        $      1,172,549         $       377,483           $          77
     Net Income (Loss)                             676,665                 157,464                   (407)
     Total Assets                               13,196,905               5,053,409                  10,593
     Provision for Possible Losses                 154,410                  87,818                     -0-
     Distributions to Partners                     886,545                 324,559                     -0-
     Earnings (Loss) per Unit                        72.99                   46.18                 (40.70)
     Distributions per Unit                          95.63                   95.18                     -0-

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                                                                                    Aug. 26, 1997
                                                         Year Ended            Year Ended        (Date of Inception)
                                                        Dec. 31, 1999         Dec. 31, 1998       to Dec. 31, 1997
                                                        -------------         -------------       ----------------
     Lease and notes receivable income                  $   1,110,646         $    286,551           $       0
     Gain (loss) on lease terminations                           (99)               38,471                   0
     Interest and other income                                 62,002               52,461                  77
     Management fees                                           53,677               12,599                   0
     Administrative service fees                               84,000               77,000                   0
     Other general & administrative expenses                  107,662               33,596                 484
     Interest expense                                          96,135                9,006                   0
     Provision for possible losses                            154,410               87,818                   0

1998 was the first year of actual leasing operations. Lease and notes receivable income increased in 1999 due to the acquisition of equipment for direct financing leases and the issuance of notes receivable. The Partnership's net investment in direct financing leases and notes receivable increased from $4,640,514 at December 31, 1998 to $13,423,757 at December 31, 1999. During
1999, the Partnership acquired equipment for direct financing leases of $7,066,480 and issued notes receivable in the amount of $3,293,410. Interest and other income of $62,002 is primarily interest income on a money market account and other investments, late charges on lease payments, and loan origination fees.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically an amount exceeding the net investment. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees or issue notes receivable to other customers. For 1999, the proceeds from lease terminations were $11,731.

Management fees are paid to the General Partner and represent 2% of the rental and note payments received. Payments received in the years ended December 31 are as follows:

                                                 1999        1998        1997
                                              ----------   ---------   -------
     Rental and note payments received        $2,683,850   $629,950    $ -0-

The General Partner receives a monthly reimbursement of $7,000 for administrative services provided to the Partnership. This administrative fee started in February 1998 and resulted in expense to the Partnership of $77,000 for 1998 and $84,000 for 1999.

Interest expense in 1999 was $96,135 and is the result of borrowings on the line of credit agreement and from the General Partner on a short-term basis. The balance outstanding on the line of credit at December 31, 1999 was $1,973,142. The Partnership also borrowed and repaid $600,000 from the General Partner in 1999, and incurred interest expense of $4,466 on these short-term borrowings.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve of $239,857 or 1.8% of the lease and note portfolio.

As of December 31, 1999 there were no customers with payments owed to the Partnership which were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts.

Other general and administrative expenses totalled $107,662 for 1999 and consist of legal and accounting expenses, data processing expense, amortization, office supplies, and other miscellaneous expenses. The Partnership outsources its lease servicing and data processing to unrelated third parties. Data processing expense was $56,611 in 1999 compared to $26,410 in 1998. The increase in general and administrative expenses is due to the increased lease and note portfolio.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 1999, the net proceeds of the private program, TIF IX, and TIF X have been invested in specific equipment. TIF IX is in its liquidation phase and must be dissolved by December 31, 2005. TIF X entered its liquidation phase on December 31, 1999 and must be dissolved by December 31, 2002. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases or notes acquired by the Partnership have been financed to yield rates of return between 10% and 17%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease or note depends on the size of the transaction and the financial strength of the lessee. Generally, before any lease or note is approved, there is a review of the potential lessees' financial statements, credit references are checked, and outside business and/or individual credit reports are obtained.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated as any increases in lease related expenses are passed on to the lessees through corresponding increases in rental rates as new leases are entered into.

The Partnership has not yet achieved an earnings level that equals or exceeds its operating distributions being paid to the Partners.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership will adopt SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard is not expected to have any material impact on the Partnership's results of operations, financial position or cash flows.

YEAR 2000 ISSUE

As of the date of this filing, the Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any Y2K problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                    Aug. 26, 1997
                                                         Year Ended            Year Ended        (Inception Date) to
Major Cash Sources (Uses):                              Dec. 31, 1999         Dec. 31, 1998         Dec. 31, 1997
                                                        -------------         -------------      -------------------
     Operations                                         $   1,092,606         $    222,122         $     (407)
     Contribution and sale of partnership units             6,799,000            5,784,000              11,000
     Proceeds from line of credit borrowings                3,263,945              810,000                   0
     Repayments/Terminations of Leases & Notes              1,572,948              994,543                   0
     Acquisitions of Equip for Direct Finance Leases      (7,066,480)          (4,477,922)                   0
     Issuance of Notes Receivable                         (3,293,410)          (1,119,912)                   0
     Repayments of line of credit borrowings              (1,290,803)            (810,000)                   0
     Distributions & Withdrawals Paid to Partners           (834,056)            (280,521)                   0
     Payment of Syndication Costs                           (849,875)            (723,000)                   0


The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1999, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available to it under its line of credit agreement at December 31, 1999.

The Partnership obtained a line of credit agreement with a bank in January 1999 that allowed the Partnership to borrow the lesser of $2.0 million, or 32% of the Partnership's qualified accounts as defined in the agreement, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the limit from $2.0 million to $4.4 million (limited by 32% of qualified accounts) and extend the maturity date from June 30, 2000, to June 30, 2002. The line of credit agreement bears interest at 1% above the prime rate, with a minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The balance outstanding on the line of credit at December 31, 1999 was $1,973,142.

Cash flow from operating activities was $1,092,606 for 1999 and is derived from the leasing operations of the Partnership, resulting from the income from direct financing leases and notes received less operating expenses. During 1999, the Partnership acquired equipment for direct financing leases of $7,066,480 and issued notes receivable of $3,293,410, funded from the sale of partnership units, borrowings from the line of credit, and the proceeds from the repayment and termination of leases and notes. The proceeds relating to repayments of these leases and notes, including early terminations totalled $1,572,948 in 1999.

Syndication fees are reductions of the proceeds of units sold that were paid to the General Partner and an affiliate of the General Partner ("Financial Services"). Nine percent (9%) of the gross proceeds was paid to Financial Services during the organization and offering phase. Three and one-half percent (3.5%) was paid to the General Partner for offering and promotional expenses incurred on their behalf. For 1999, syndication fees were $849,875 ($6,799,000 proceeds from the sales of units to limited partners multiplied by 12.5%), and are a reduction of capital. The offering phase of the Partnership ended on December 23, 1999. Therefore, no syndication fees will be paid to affiliated companies in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of December 31, 1999.


                                             Assets                                Liabilities
                               ----------------------------------         ---------------------------
          Expected                Fixed Rate           Average              Variable Rate    Interest
        Maturity Date          Notes Receivable     Interest Rate          Line of Credit      Rate
        -------------          ----------------     -------------         ---------------   ---------
         2000                  $     987,744           15.86%              $         -0-         -
         2001                        815,500           15.94%                        -0-         -
         2002                        882,858           16.11%                  1,973,142       9.50%
         2003                        810,971           16.34%                        -0-         -
         2004 and thereafter         323,602           16.50%                        -0-         -
                               -------------                               -------------
         Total                 $   3,820,675                               $   1,973,142
                               =============                               =============

         Fair Value            $   3,820,675                               $   1,973,142
                               =============                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the periods ended December 31, 1999, 1998, and 1997 are included in Item 8:

         Independent Auditors' Report
         Balance Sheets
         Statements of Operations
         Statements of Changes in Partners' Equity
         Statements of Cash Flows
         Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund XI, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund XI, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998 and the period from August 26, 1997 (date of formation) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from August 26, 1997 (date of formation) through December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
February 18, 2000

TELECOMMUNICATIONS INCOME FUND XI, L.P.

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
---------------------------------------------------------------------------------------
ASSETS (Note 5)                                                1999            1998
  Cash and cash equivalents                                $      1,926    $    500,713
  Net investment in direct financing leases
    and notes receivable (Note 2)                            13,423,757       4,640,514
  Allowance for possible loan and lease losses (Note 3)        (239,857)        (87,818)
                                                           ------------    ------------
  Direct financing leases and notes receivable, net          13,183,900       4,552,696
  Other receivables                                              11,079            --
                                                           ------------    ------------

TOTAL                                                      $ 13,196,905    $  5,053,409
                                                           ============    ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Line-of-credit agreement (Note 5)                        $  1,973,142    $       --
  Outstanding checks in excess of bank balance                  196,859            --
  Due to affiliates                                              41,913           4,372
  Distributions payable to partners                              97,527          45,038
  Accrued expenses and other liabilities                         46,573           9,691
  Lease security deposits                                       198,148          90,810
                                                           ------------    ------------
           Total liabilities                                  2,554,162         149,911
                                                           ------------    ------------

PARTNERS' EQUITY, 25,000 units authorized (Note 4):
  General partner, 10 units issued and outstanding                9,024           9,254
  Limited partners, 12,583 units in 1999 and 5,784 units
    in 1998 issued and outstanding                           10,633,719       4,894,244
                                                           ------------    ------------
           Total partners' equity                            10,642,743       4,903,498
                                                           ------------    ------------

TOTAL                                                      $ 13,196,905    $  5,053,409
                                                           ============    ============



See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
PERIOD FROM AUGUST 26, 1997 (DATE OF FORMATION)
THROUGH DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                              1999           1998           1997
REVENUES:
  Income from direct financing leases
    and notes receivable                                  $ 1,110,646    $   286,551    $      --
  Gain (loss) on lease terminations                               (99)        38,471           --
  Interest and other income                                    62,002         52,461             77
                                                          -----------    -----------    -----------
           Total revenues                                   1,172,549        377,483             77
                                                          -----------    -----------    -----------

EXPENSES:
  Management and administrative fees (Note 6)                 137,677         89,599           --
  Other general and administrative expenses                   107,662         33,596            484
  Interest expense                                             96,135          9,006           --
  Provision for possible loan and lease losses (Note 3)       154,410         87,818           --
                                                          -----------    -----------    -----------
           Total expenses                                     495,884        220,019            484
                                                          -----------    -----------    -----------

NET INCOME (LOSS)                                         $   676,665    $   157,464    $      (407)
                                                          ===========    ===========    ===========

NET INCOME (LOSS) ALLOCATED TO:
  General partner                                         $       730    $       578    $      (407)
  Limited partners                                            675,935        156,886           --
                                                          -----------    -----------    -----------
                                                          $   676,665    $   157,464    $      (407)
                                                          ===========    ===========    ===========

NET INCOME (LOSS) PER PARTNERSHIP UNIT                    $     72.99    $     46.18    $    (40.70)
                                                          ===========    ===========    ===========

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                   9,271          3,410             10
                                                          ===========    ===========    ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.


STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
PERIOD FROM AUGUST 26, 1997 (DATE OF FORMATION)
THROUGH DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------
                                                              GENERAL           LIMITED PARTNERS              TOTAL
                                                              PARTNER     ----------------------------        PARTNERS'
                                                             (10 UNITS)       UNITS        AMOUNT             EQUITY
BALANCE AT FORMATION - General partner contribution      $     10,000            --      $       --      $     10,000

  Proceeds from sale of limited partnership interests            --                 1           1,000           1,000

  Net loss                                                       (407)           --              --              (407)
                                                         ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997                                    9,593               1           1,000          10,593

  Proceeds from sale of limited partnership interests            --             5,784       5,784,000       5,784,000

  Syndication costs incurred (Note 6)                            --              --          (723,000)       (723,000)

  Distributions to partners ($95.18 per unit) (Note 4)           (917)           --          (323,642)       (324,559)

  Withdrawal of limited partner                                  --                (1)         (1,000)         (1,000)

  Net income                                                      578            --           156,886         157,464
                                                         ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1998                                    9,254           5,784       4,894,244       4,903,498

  Proceeds from sale of limited partnership interests            --             6,799       6,799,000       6,799,000

  Syndication costs incurred (Note 6)                            --              --          (849,875)       (849,875)

  Distributions to partner ($95.63 per unit) (Note 4)            (960)           --          (885,585)       (886,545)

  Net income                                                      730            --           675,935         676,665
                                                         ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999                             $      9,024          12,583    $ 10,633,719    $ 10,642,743
                                                         ============    ============    ============    ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
PERIOD FROM AUGUST 26, 1997 (DATE OF FORMATION)
THROUGH DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------
                                                              1999           1998          1997
OPERATING ACTIVITIES:
  Net income (loss)                                        $   676,665    $   157,464   $     (407)
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
    (Gain) loss on lease terminations                               99        (38,471)        --
    Amortization of intangibles                                  1,229          1,248         --
    Provision for possible loan and lease losses               154,410         87,818         --
    Changes in operating assets and liabilities:
      Other receivables                                        (11,079)          --           --
      Outstanding checks in excess of bank balance             196,859           --           --
      Due to affiliates                                         37,541          4,372         --
      Accrued expenses and other liabilities                    36,882          9,691         --
                                                           -----------    -----------   -----------
           Net cash from operating activities                1,092,606        222,122         (407)
                                                           -----------    -----------   -----------

INVESTING ACTIVITIES:
  Acquisitions of, and purchases of equipment for,
   direct financing leases                                  (7,066,480)    (4,477,922)         --
  Repayments of direct financing leases                      1,280,730        248,382          --
  Proceeds from termination of direct financing leases          11,731        434,001          --
  Repayments of notes receivable                               280,487        312,160          --
  Issuance of notes receivable                              (3,293,410)    (1,119,912)         --
  Net lease security deposits collected                        107,338         90,810          --
                                                           -----------    -----------   -----------
           Net cash from investing activities               (8,679,604)    (4,512,481)         --
                                                           -----------    -----------   -----------

FINANCING ACTIVITIES:
  Contribution and sale of partnership units                 6,799,000      5,784,000        11,000
  Proceeds from borrowings                                   3,263,945        810,000          --
  Repayment of borrowings                                   (1,290,803)      (810,000)         --
  Proceeds from related party borrowing                        600,000           --            --
  Repayment of related party borrowing                        (600,000)          --            --
  Distributions and withdrawals paid to partners              (834,056)      (280,521)         --
  Payment of syndication costs                                (849,875)      (723,000)         --
                                                           -----------    -----------
           Net cash from financing activities                7,088,211      4,780,479        11,000
                                                           -----------    -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (498,787)       490,120        10,593

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               500,713         10,593          --
                                                           -----------    -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     1,926    $   500,713   $    10,593
                                                           ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Interest paid                              $    79,320    $     9,006   $      --



See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
PERIOD FROM AUGUST 26, 1997 (DATE OF FORMATION)
THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS- Telecommunications Income Fund XI, L.P. (the "Partnership") was formed on August 26, 1997 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. During its offering period, the Partnership sold 12,583 limited partnership units at a price per unit of $1,000.

      The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The Partnership will also provide financing to customers under a note agreement. On December 23, 2004 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2012, or earlier, upon the occurrence of certain events (see
      Note 4).

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

      CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, ATM machines and office and computer equipment representing approximately 45%, 22% and 10% of the portfolio at December 31, 1999 and 25%, 68% and 1% of the portfolio at December 31, 1998, respectively.

      Three customers represent approximately 57% of the income from direct financing leases and notes receivable during the year ended December 31, 1999 (see Note 2).

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

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership will adopt SFAS No. 133 in the first quarter of calendar year 2001. The Partnership has not yet determined the effect of SFAS No. 133 on the financial statements.

      RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1999 and 1998:


                                                                            1999              1998
Minimum lease payments receivable                                       $11,272,568        $4,560,446
Estimated unguaranteed residual values                                      876,936           348,889
Unamortized initial direct costs                                                738             1,891
Unearned income                                                          (2,547,160)       (1,078,464)
Notes receivable, collateralized primarily by pay telephone
  equipment and related site agreements, 9.5% to 17.6%,
  maturing through 2004                                                   3,820,675           807,752
                                                                        -----------        ----------
Net investment in direct financing leases and notes receivable          $13,423,757        $4,640,514
                                                                        ===========        ==========

      At December 31, 1999, contractual principal maturities of notes receivable, future minimum payments to be received under direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of direct financing leases are as follows:


                                                                Minimum          Estimated
                                            Contractual          Lease         Unguaranteed
                                             Principal          Payments         Residual
                                            Maturities         Receivable         Values
                                            ----------        -----------      ------------
         Years ending December 31:
                2000                        $  987,744        $ 3,609,259        $ 12,372
                2001                           815,500          2,958,639         140,877
                2002                           882,858          2,305,655          64,035
                2003                           810,971          1,814,563         240,101
                2004                           323,602            584,452         419,551
                                            ----------        -----------        --------
                Total                       $3,820,675        $11,272,568        $876,936
                                            ==========        ===========        ========

      The Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $4,187 and $32,887 at December 31, 1999 and 1998, respectively.

      Three customers accounted for 10% or more of the amount of income from direct financing leases and notes receivable during one or more of the periods presented, as follows:

                                    1999     1998    1997
               Customer A            17%      7%      --%
               Customer B            12      --       --
               Customer C            28       2       --

3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1999 and 1998 is as follows:


                                       1999          1998

     Balance at beginning of year   $  87,818    $    --
       Provision                      154,410       87,818
       Charge-offs                     (2,371)        --
                                    ---------    ---------
     Balance at end of year         $ 239,857    $  87,818
                                    =========    =========

      The allowance for possible loan and lease losses consisted entirely of a general unallocated reserve at December 31, 1999 and 1998.

      At December 31, 1999, no customers were past due over 90 days. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

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

      Net income or net loss allocated to the limited partners (and to the General Partner) is apportioned among them based on the number of units held and on the number of days within the fiscal year that they were limited partners. Any Partnership net loss will first be allocated to the partners to the extent of their positive capital accounts. Any additional Partnership net loss will be allocated to the General Partner. Any Partnership net income will first be allocated to partners with negative capital accounts in proportion to, and to the extent of, such negative capital accounts. Except as provided below, any Partnership net income will then be allocated to the partners. During the liquidating phase of the Partnership, net income earned that results in Partnership assets to be distributed 80% to the limited partners and 20% to the General Partner will be allocated 80% to the limited partners and 20% to the General Partner.

      A partner's share of profits, losses and operating distributions to partners (distributions of up to 9.6% annually made during the operating phase) is based upon the amount of each partner's adjusted capital contribution (a partner's capital contribution, reduced by all payments to the partner that qualify as a liquidating distribution or return of capital) and each limited partner's admission date (the date a limited partner is admitted to the Partnership).

      During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 6); second, to the limited partners up to amounts representing a 9.6% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 2% of the gross rental payments received by the Partnership (see Note 6). To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

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

      - Second, payment to the partners, to the extent necessary to pay to the partners during the term of their investment in the Partnership, operating distributions of 8% annually (on a cumulative, compounded daily basis) on their adjusted capital contributions;

      - Third, payment to the partners of 100% of their adjusted capital contributions to the Partnership;

      - Fourth, payment to the partners to the extent they have not received, during the term of their investment in the Partnership, distributions totaling 9.6% annually (calculated only through the end of the operating phase), noncompounded, on their adjusted capital contributions;

      - Fifth, payment to the General Partner of any unpaid arrearages in its management fee; and

      - Sixth, payment of any remaining amounts will be made 80% to the limited partners and 20% to the General Partner; provided, however, the General Partner will not receive its share of these remaining amounts until such time as the limited partners have received operating distributions and liquidating distributions equal to their capital contributions plus 9.6% annually (calculated only through the end of the operating phase) noncompounded, on their adjusted capital contributions.

5.    BORROWING AGREEMENTS

      In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate (combined rate of 9.5% at December 31, 1999), with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line-of-credit at December 31, 1999 was $1,973,142.

6.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was $490,123 and $265,760 for the years ended December 31, 1999 and 1998, respectively.

      The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 1999 and 1998, those management fees aggregated $53,677 and $12,599, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000 and $77,000 for the years ended December 31, 1999 and 1998, respectively.

      As a part of the issuance of partnership units, the Partnership paid commissions of 9% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 3.5% of the gross proceeds to the General Partner. These fees, which amounted to $849,875 and $723,000 for the years ended December 31, 1999 and 1998, respectively, have been treated as syndication costs and charged directly to partners' equity.

7.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the periods ended December 31, 1999, 1998 and 1997 is as follows:


                                                    1999                    1998                    1997
                                          ----------------------    ----------------------    -----------------------
                                                           Per                      Per                        Per
                                            Amount         Unit       Amount        Unit       Amount         Unit
Net income (loss) for financial reporting
  purposes                                $   676,665    $ 72.99    $   157,464    $ 46.18    $      (407)   $(40.70)
Adjustment to convert direct financing
  leases to operating leases for income
  tax purposes                             (1,328,591)   (143.31)      (427,982)   (125.51)          --         --
Net change in allowance for
  possible loan and lease losses              152,039      16.40         87,818      25.75           --         --
Gain on lease terminations                       --         --            3,809       1.12           --         --
                                          -----------    -------    -----------    -------    -----------    -------
Net income (loss) for
  income tax reporting purposes           $  (499,887)   $(53.92)   $  (178,891)   $(52.46)   $      (407)   $(40.70)
                                          ===========    =======    ===========    =======    ===========    =======

8.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value amounts disclosed below are based on estimates prepared by management based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents and other short-term payables approximates their fair value because of the short maturity of those instruments. The carrying value of the Partnership's line of credit agreement approximates its fair value due to the variable rate on the debt. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1999 and 1998:


                                   1999                          1998
                          ---------------------------   ----------------------
                           Carrying          Fair        Carrying       Fair
                            Amount           Value        Amount        Value

Notes receivable          $3,820,675      $3,820,675     $807,752     $807,752




                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. The General Partner of the registrant:
         Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B. Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 48) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
(1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 45) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988-August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Nancy L. Lowenberg (age 41) - Ms. Lowenberg was Executive Vice President and General Manager of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa. Ms. Lowenberg resigned from the General Partner effective February 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                        (B)         (C)                      (C1)            (C2)                 (D)
                                                                                                Securities of
                                                                                                property
                                                                                                insurance            Aggregate
                                                                                                benefits or          of
                                                       Cash and cash                            reimbursement        contingent
Name of individual                          Year       equivalent forms                         personal             or forms of
and capacities served                      Ended       of remuneration          Fees            benefits             remuneration
----------------------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.          1999              $ -0-             $137,677           $ -0-                $ -0-
(General Partner)                           1998              $ -0-             $ 89,599           $ -0-                $ -0-
                                            1997              $ -0-             $ -0-              $ -0-                $ -0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


     (1)                       (2)                                         (3)                          (4)
                      Name and Address of                         Amount and Nature of
Title of Class        Beneficial Ownership                        Beneficial Ownership           Percent of Class
--------------        --------------------                        --------------------           ----------------
Units                 Berthel Fisher & Co. Leasing, Inc.          Ten (10) Units;                       .11%
                      701 Tama Street                             sole owner.
                      Marion, IA 52302


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in Notes 2 and 6 of the notes to the financial statements.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements
                                                                                          Page No.
                  Balance Sheets as of December 31, 1999 and 1998                             12

                  Statements of Operations for the years ended December 31, 1999 and 1998, and period from August 26, 1997 (date of formation)
                  through December 31, 1997                                                   13

                  Statements of Changes in Partners' Equity for the years ended
                  December 31, 1999 and 1998, and period from August 26, 1997
                  (date of formation) through December 31, 1997                               14

                  Statements of Cash Flows for the years ended December 31, 1999 and 1998, and period from August 26, 1997 (date of formation)
                  through December 31, 1997                                                   15

                  Notes to Financial Statements                                               16


         2. Financial Statements Schedules
                  Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.


         3. Exhibits
                  3,4 Amended and Restated Agreement of Telecommunications
                  Income Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)

                  10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999.

                  27 Financial Data Schedule -- filed electronically

(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed in the fourth quarter of 1999.

----------

     (1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective November 26, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (REGISTRANT)


By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                                       Date: March 24, 2000
    ----------------------------------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                                                    Date: March 24, 2000
    ----------------------------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Berthel                                                           Date: March 24, 2000
-----------------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                                        Date: March 24, 2000
-----------------------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer,
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                                           Date: March 24, 2000
-----------------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX




3,4 Amended and Restated Agreement of Telecommunications Income Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)

10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999.

----------------

         (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 1 to Form S-1 registration statement filed on November 26, 1997.