Form 10-Q
period 2000-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2000-05-10
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                        Commission File Number 000-25593
                                               ---------

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------

             (Exact name of Registrant as specified in its charter)

                  Iowa                                          39-1904041
                  ----                                          ----------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                    701 Tama Street, Marion, Iowa         52302
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700
                                                           --------------

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

As of April 20, 2000, 12,593 units were issued and outstanding. Based on the book value at March 31, 2000 of $861.38 per unit, the aggregate market value at April 20, 2000 was $10,847,358.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX


                                                                                                               Page
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - March 31, 2000 and December 31, 1999                                                3

           Statements of Operations and Comprehensive Income -
           three months ended March 31, 2000 and 1999                                                           4

           Statement of Changes in Partners' Equity - three months ended March 31, 2000                         5

           Statements of Cash Flows - three months ended March 31, 2000 and 1999                                6

           Notes to Financial Statements                                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            10


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     10

Signatures                                                                                                     11

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)



                                                             MARCH 31, 2000      DECEMBER 31, 1999
                                                             --------------      -----------------
ASSETS

   Cash and cash equivalents                                  $  1,005,674           $      1,926
   Net investment in direct financing leases
     and notes receivable (Note B)                              10,707,014             13,423,757
   Allowance for possible losses                                  (263,682)              (239,857)
                                                              ------------           ------------
   Direct financing leases and notes receivable, net            10,443,332             13,183,900
   Other assets                                                        470                 11,079
                                                              ------------           ------------
TOTAL ASSETS                                                  $ 11,449,476           $ 13,196,905
                                                              ============           ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                          $    412,980           $  1,973,142
   Outstanding checks in excess of bank balance                    175,685                196,859
   Due to affiliates                                                12,405                 41,913
   Distributions payable to partners                               100,744                 97,527
   Accrued expenses and other liabilities                           43,600                 46,573
   Lease security deposits                                         131,950                198,148
                                                              ------------           ------------
TOTAL LIABILITIES                                                  877,364              2,554,162
                                                              ------------           ------------

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                  8,968                  9,024
   Limited partners, 12,583 units issued
     and outstanding                                            10,563,144             10,633,719
                                                              ------------           ------------
TOTAL PARTNERS' EQUITY                                          10,572,112             10,642,743
                                                              ------------           ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                        $ 11,449,476           $ 13,196,905
                                                              ============           ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                         --------------------------------------
                                                          MARCH 31, 2000         MARCH 31, 1999
                                                         ---------------         --------------
REVENUES:
     Income from direct financing leases
        and notes receivable                                 $321,338               $168,403
     Gain on lease terminations                                69,028                    -0-
     Other                                                     25,949                    493
                                                             --------               --------
Total revenues                                                416,315                168,896
                                                             --------               --------


EXPENSES:
     Management fees                                           74,617                  7,084
     Administrative services                                   36,000                 21,000
     Interest expense                                          32,313                  3,673
     Provision for possible losses                             23,825                 25,070
     Other                                                     17,960                 35,184
                                                             --------               --------
Total expenses                                                184,715                 92,011
                                                             --------               --------


Net income                                                   $231,600               $ 76,885
                                                             ========               ========

Net income per partnership unit (Note D)                     $  18.39               $  11.69
                                                             ========               ========

Weighted average partnership units outstanding                 12,593                  6,577
                                                             ========               ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



                                          GENERAL
                                          PARTNER                 LIMITED PARTNERS                   TOTAL
                                                                  ----------------                  PARTNERS'
                                        (10 UNITS)           UNITS               AMOUNTS             EQUITY
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            $   9,024           12,583         $  10,633,719         $  10,642,743

Distributions to partners                    (240)               0              (301,991)             (302,231)

Net income                                    184                0               231,416               231,600
                                        ------------------------------------------------------------------------


Balance at March 31, 2000               $   8,968           12,583         $  10,563,144         $  10,847,347
                                        ========================================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                       ----------------------------------------
                                                                                       MARCH 31, 2000            MARCH 31, 1999
                                                                                       --------------            --------------
OPERATING ACTIVITIES
Net income                                                                               $   231,600                $    76,885
Adjustments to reconcile net income to net cash from operating activities:
     Gain on lease terminations                                                              (69,028)                       -0-
     Amortization                                                                                192                        414
     Provision for possible losses                                                            23,825                     25,070
Changes in operating assets and liabilities:
     Other assets                                                                             10,609                       (227)
     Outstanding checks in excess of bank balance                                            (21,174)                       -0-
     Due to affiliates                                                                       (29,508)                       605
     Accrued expenses and other liabilities                                                   (2,973)                    23,297
                                                                                         -----------                -----------
Net cash from operating activities                                                           143,543                    126,044
                                                                                         -----------                -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases                    (499,997)                (1,496,401)
Issuance of notes receivable                                                                (919,364)                       -0-
Repayments of direct financing leases                                                        338,911                    110,263
Repayments of notes receivable                                                               194,771                     75,520
Proceeds from termination of direct financing leases and notes receivable                  3,671,258                        -0-
Net lease security deposits collected (paid)                                                 (66,198)                       751
                                                                                         -----------                -----------
Net cash from investing activities                                                         2,719,381                 (1,309,867)
                                                                                         -----------                -----------

FINANCING ACTIVITIES
Borrowings from line of credit                                                             2,450,999                    600,000
Repayments of line of credit                                                              (4,011,160)                  (600,000)
Proceeds from sale of partnership interests                                                      -0-                  1,723,000
Syndication costs incurred                                                                       -0-                   (215,375)
Distributions paid to partners                                                              (299,015)                  (145,537)
                                                                                         -----------                -----------
Net cash from financing activities                                                        (1,859,176)                 1,362,088
                                                                                         -----------                -----------

Net increase in cash and cash equivalents                                                  1,003,748                    178,265
Cash and cash equivalents at beginning of period                                               1,926                    500,713
                                                                                         -----------                -----------
Cash and cash equivalents at end of period                                               $ 1,005,674                $   678,978
                                                                                         ===========                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                            $    45,128                $     3,673

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                         March 31, 2000    December 31, 1999
                                                                         --------------    -----------------
         Minimum lease payments receivable                               $   7,999,020       $  11,272,568
         Estimated residual values of leased equipment                         562,418             876,936
         Unamortized initial direct costs                                          545                 738
         Unearned income                                                    (1,831,137)         (2,547,160)
         Notes receivable                                                    3,976,168           3,820,675
                                                                         -------------       -------------
         Net investment in direct financing leases and notes receivable  $  10,707,014       $  13,423,757
                                                                         =============       =============


NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at March 31, 2000 was $412,980.

NOTE D - NET INCOME PER PARTNERSHIP UNIT
Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,593 and 6,577 units for the periods from January 1, 2000 to March 31, 2000 and January 1, 1999 to March 31, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                                  Three Months Ended    Three Months Ended
                                                                    March 31, 2000        March 31, 1999
                                                                    --------------        --------------
     Income from direct financing leases and notes receivable        $   321,338          $   168,403
     Gain on lease terminations                                           69,028                   -0-
     Management fees                                                      74,617                7,084
     Administrative services                                              36,000               21,000
     Interest expense                                                     32,313                3,673
     Provision for possible losses                                        23,825               25,070


The increase in lease and interest income is due to the acquisition of equipment for investment in direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $5,950,717 at March 31, 1999 and $10,707,014 at March 31, 2000. Equipment
acquisitions for investment in direct financing leases and issuance of notes receivable totalled $1,419,361 for the first quarter of 2000. The Partnership had other income of $25,949 for the first quarter of 2000, compared to $493 for the same period a year ago. Other income consists primarily of interest income on a money market account and other investments, late charges on lease payments, and loan origination fees.

The gain on lease terminations of $69,028 is due to several contract payoffs in the first quarter of 2000. Proceeds from these contract terminations totalled $3,671,258. The proceeds were used to reduce the Partnership's line of credit, acquire equipment for direct financing lease, and issue notes receivable. The Partnership also had cash and cash equivalents at the end of the first quarter of $1,005,674, primarily invested in a money market account.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These payments were $3,730,850 for the first quarter of 2000. The increased management fees are due to an increase in the lease and note portfolio and also resulting from the proceeds received from the contract terminations.

Administrative services of $36,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $12,000 per month for these services. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit that was obtained in January 1999. Interest expense for the first quarter of 2000 was $32,313 and is the result of borrowings on the line of credit, with the proceeds of the borrowings used to finance leases and notes receivable. The balance outstanding on the line of credit at March 31, 2000 was $412,980.

At March 31, 2000, two customers were past due over 90 days. The Partnership's net investment in the past due contracts was $2,656,946. One customer has 10 contracts past due with a total net investment of $2,631,270. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

At March 31, 2000, the allowance for possible losses was $263,682 and represents 2.5% of the lease and note portfolio of $10,707,014. Management continually reviews its reserves and will make adjustments as needed.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, manufacturing equipment, and computer equipment, representing approximately 60%, 12%, and 10%, respectively, of the portfolio at March 31, 2000. Two lessees account for approximately 37% of the Partnership's portfolio at March 31, 2000. One of these customers is past due over 90 days, as mentioned above, and represents approximately 25% of the portfolio.

YEAR 2000 ISSUE
As of the date of this filing, the Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES

                                                                Three Months Ended      Three Months Ended
                                                                  March 31, 2000          March 31, 1999
                                                                  --------------          --------------
Major Cash Sources:
     Proceeds from issuance of units                               $          -0-          $  1,723,000
     Borrowings from line of credit                                    2,450,999                600,000
     Proceeds from termination of direct financing
        leases and notes receivable                                    3,671,258                     -0-

Major Cash Uses:
     Payments for syndication costs                                           -0-               215,375
     Purchases of equipment for direct financing leases                  499,997              1,496,401
     Issuance of notes receivable                                        919,364                     -0-
     Repayments of line of credit                                      4,011,160                600,000
     Distributions paid to partners                                      299,015                145,537


In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at March 31, 2000 was $412,980.

At March 31, 2000, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of March 31, 2000.

                                             Assets                                Liabilities
                               ----------------------------------          --------------------------
         Expected                 Fixed Rate           Average              Variable Rate    Interest
         Maturity Date         Notes Receivable     Interest Rate          Line of Credit      Rate
         -------------         ----------------     -------------          --------------      ----
         2000                  $     857,985           15.84%              $         -0-         -
         2001                        831,517           15.88%                        -0-         -
         2002                        892,121           16.00%                    412,980      10.00%
         2003                        818,847           16.18%                        -0-         -
         2004 and thereafter         575,698           16.35%                        -0-         -
                               -------------                               -------------
         Total                 $   3,976,168                               $     412,980
                               =============                               =============
         Fair Value            $   3,976,168                               $     412,980
                               =============                               =============


The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: May 4, 2000       /s/ Ronald O. Brendengen
      -----------       --------------------------------------------------------
                        Ronald O. Brendengen, Chief Financial Officer, Treasurer



Date: May 4, 2000       /s/ Daniel P. Wegmann
      -----------       --------------------------------------------------------
                        Daniel P. Wegmann, Controller