Form 10-Q
period 2000-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2000-08-02
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------

             (Exact name of Registrant as specified in its charter)

                 Iowa                                 39-1904041
                 ----                                 ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

                   701 Tama Street, Marion, Iowa           52302
                   ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of July 17, 2000, 12,593 units were issued and outstanding. Based on the book value at June 30, 2000 of $825.89 per unit, the aggregate market value at July 17, 2000 was $10,400,432.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX

                                                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - June 30, 2000 and December 31, 1999                                           3

           Statements of Operations -
           three months ended June 30, 2000 and 1999                                                      4

           Statements of Operations -
           six months ended June 30, 2000 and 1999                                                        5

           Statement of Changes in Partners' Equity - six months ended June 30, 2000                      6

           Statements of Cash Flows - six months ended June 30, 2000 and 1999                             7

           Notes to Financial Statements                                                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               11

Signatures                                                                                               12

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                      JUNE 30, 2000   DECEMBER 31, 1999
                                                      -------------   -----------------
ASSETS

   Cash and cash equivalents                           $    324,156      $      1,926
   Net investment in direct financing leases
     and notes receivable (Note B)                       11,172,978        13,423,757
   Allowance for possible losses                           (278,419)         (239,857)
                                                       ------------      ------------
   Direct financing leases and notes receivable, net     10,894,559        13,183,900
   Other assets                                                 275            11,079
                                                       ------------      ------------
TOTAL ASSETS                                           $ 11,218,990      $ 13,196,905
                                                       ============      ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                   $    506,847      $  1,973,142
   Outstanding checks in excess of bank balance                 -0-           196,859
   Due to affiliates                                         20,919            41,913
   Distributions payable to partners                        100,744            97,527
   Accrued expenses and other liabilities                    46,429            46,573
   Lease security deposits                                  143,657           198,148
                                                       ------------      ------------
TOTAL LIABILITIES                                           818,596         2,554,162
                                                       ------------      ------------

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding           8,832             9,024
   Limited partners, 12,583 units issued
     and outstanding                                     10,391,562        10,633,719
                                                       ------------      ------------
TOTAL PARTNERS' EQUITY                                   10,400,394        10,642,743
                                                       ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 11,218,990      $ 13,196,905
                                                       ============      ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                         --------------------------------
                                                         JUNE 30, 2000      JUNE 30, 1999
                                                         -------------      -------------
REVENUES:
     Income from direct financing leases
        and notes receivable                              $   256,798        $   217,105
     Gain on lease terminations                                 1,112                -0-
     Other                                                     26,730             17,578
                                                          -----------        -----------
Total revenues                                                284,640            234,683
                                                          -----------        -----------


EXPENSES:
     Management fees                                           17,271              9,024
     Administrative services                                   36,000             21,000
     Interest expense                                          16,137                723
     Provision for possible losses                             14,737             36,672
     Other                                                     69,980             21,643
                                                          -----------        -----------
Total expenses                                                154,125             89,062
                                                          -----------        -----------


Net income                                                $   130,515        $   145,621
                                                          ===========        ===========

Net income per partnership unit (Note D)                  $     10.36        $     16.98
                                                          ===========        ===========

Weighted average partnership units outstanding                 12,593              8,576
                                                          ===========        ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                        -----------------------------
                                                        JUNE 30, 2000   JUNE 30, 1999
                                                        -------------   -------------
REVENUES:
     Income from direct financing leases
        and notes receivable                               $578,136        $385,508
     Gain on lease terminations                              70,140             -0-
     Other                                                   52,679          18,071
                                                           --------        --------
Total revenues                                              700,955         403,579
                                                           --------        --------


EXPENSES:
     Management fees                                         91,888          16,108
     Administrative services                                 72,000          42,000
     Interest expense                                        48,450           4,396
     Provision for possible losses                           38,562          61,742
     Other                                                   87,940          56,827
                                                           --------        --------
Total expenses                                              338,840         181,073
                                                           --------        --------


Net income                                                 $362,115        $222,506
                                                           ========        ========

Net income per partnership unit (Note D)                   $  28.76        $  29.35
                                                           ========        ========

Weighted average partnership units outstanding               12,593           7,582
                                                           ========        ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                         GENERAL                   LIMITED PARTNERS                   TOTAL
                                         PARTNER                   ----------------                 PARTNERS'
                                       (10 UNITS)             UNITS              AMOUNTS             EQUITY
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            $   9,024           12,583         $  10,633,719         $  10,642,743

Distributions to partners                    (240)               0              (301,991)             (302,231)

Net income                                    184                0               231,416               231,600
                                        -------------------------------------------------------------------------------

Balance at March 31, 2000                   8,968           12,583            10,563,144            10,572,112

Distributions to partners                    (240)               0              (301,993)             (302,233)

Net income                                    104                0               130,411               130,515
                                        -------------------------------------------------------------------------------


Balance at June 30, 2000                $   8,832           12,583         $  10,391,562           $10,400,394
                                        ===============================================================================



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                            JUNE 30, 2000      JUNE 30, 1999
                                                                            -------------      -------------
OPERATING ACTIVITIES
Net income                                                                   $   362,115        $   222,506
Adjustments to reconcile net income to net cash from operating activities:
     Gain on lease terminations                                                  (70,140)                -0-
     Amortization                                                                    349                725
     Provision for possible losses                                                38,562             61,742
Changes in operating assets and liabilities:
     Other assets                                                                 10,804               (613)
     Outstanding checks in excess of bank balance                               (196,859)                -0-
     Due to affiliates                                                           (20,994)             1,640
     Accrued expenses and other liabilities                                         (144)             6,150
                                                                             -----------        -----------
Net cash from operating activities                                               123,693            292,150
                                                                             -----------        -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases      (1,230,485)        (2,688,166)
Issuance of notes receivable                                                  (1,277,177)        (1,476,300)
Repayments of direct financing leases                                            898,646            235,561
Repayments of notes receivable                                                   241,823            172,352
Proceeds from termination of direct financing leases and notes receivable      3,687,762              2,561
Net lease security deposits collected (paid)                                     (54,490)            18,293
                                                                             -----------        -----------
Net cash from investing activities                                             2,266,079         (3,735,699)
                                                                             -----------        -----------

FINANCING ACTIVITIES
Borrowings from line of credit                                                 2,877,596            915,394
Repayments of line of credit                                                  (4,343,891)          (610,785)
Proceeds from sale of partnership interests                                           -0-         3,782,000
Syndication costs incurred                                                            -0-          (472,750)
Distributions paid to partners                                                  (601,247)          (333,477)
                                                                             -----------        -----------
Net cash from financing activities                                            (2,067,542)         3,280,382
                                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents                             322,230           (163,167)
Cash and cash equivalents at beginning of period                                   1,926            500,713
                                                                             -----------        -----------
Cash and cash equivalents at end of period                                   $   324,156        $   337,546
                                                                             ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                $    60,608        $     4,228


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                   June 30, 2000     December 31, 1999
                                                                   -------------     -----------------
   Minimum lease payments receivable                               $   8,155,057       $  11,272,568
   Estimated residual values of leased equipment                         577,283             876,936
   Unamortized initial direct costs                                          378                 738
   Unearned income                                                   (1,846,671)         (2,547,160)
   Notes receivable                                                    4,286,931           3,820,675
                                                                   -------------       -------------
   Net investment in direct financing leases and notes receivable  $  11,172,978       $  13,423,757
                                                                   =============       =============

NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at June 30, 2000 was $506,847.

NOTE D - NET INCOME PER PARTNERSHIP UNIT
Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,593 for both the three and six month periods ended June 30, 2000. Units outstanding for the three and six month periods ended June 30, 1999 were 8,576 and 7,582, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                   Six Months Ended    Six Months Ended
                                                                     June 30, 2000       June 30, 1999
                                                                     -------------       -------------
     Income from direct financing leases and notes receivable        $   578,136         $   385,508
     Gain on lease terminations                                           70,140                  -0-
     Management fees                                                      91,888              16,108
     Administrative services                                              72,000              42,000
     Interest expense                                                     48,450               4,396
     Provision for possible losses                                        38,562              61,742

The increase in lease and interest income is due to the acquisition of equipment for investment in direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $8,391,409 at June 30, 1999 and $11,172,978 at June 30, 2000. Equipment
acquisitions for investment in direct financing leases and issuance of notes receivable totalled $2,507,662 for the first six months of 2000. The Partnership had other income of $52,679 for the first six months of 2000, compared to $18,071 for the same period a year ago. Other income consists primarily of interest income on a money market account and other investments, late charges on lease payments, and loan origination fees.

The gain on lease terminations of $70,140 is due to several contract payoffs, primarily in the first quarter of 2000. Proceeds from contract terminations totalled $3,687,762 for the six months ended June 30, 2000. The proceeds were used to reduce the Partnership's line of credit, acquire equipment for direct financing lease, and issue notes receivable. The Partnership also had cash and cash equivalents at June 30, 2000 of $324,156, primarily invested in a money market account.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These payments were $4,594,400 for the first six months of 2000. The increased management fees are due to an increase in the lease and note portfolio and also resulting from the proceeds received from the contract terminations.

Administrative services of $72,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $12,000 per month for these services. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit that was obtained in January 1999. Interest expense for the first six months of 2000 was $48,450 and is the result of borrowings on the line of credit, with the proceeds of the borrowings used to finance leases and notes receivable. The balance outstanding on the line of credit at June 30, 2000 was $506,847.

At June 30, 2000, seven customers were past due over 90 days. The Partnership's net investment in the past due contracts was $3,021,877. One customer has 10 contracts past due with a total net investment of $2,633,699. The payments that are past due for this customer total $535,317 as of June 30, 2000. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. Management believes its reserve is adequate related to this customer. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

At June 30, 2000, the allowance for possible losses was $278,419 and represents 2.5% of the lease and note portfolio of $11,172,978. Management continually reviews its reserves and will make adjustments as needed.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and manufacturing equipment, representing approximately 62% and 11%, respectively, of the portfolio at June 30, 2000. Two lessees account for approximately 35% of the Partnership's portfolio at June 30, 2000. One of these customers is past due over 90 days, as mentioned above, and represents approximately 24% of the portfolio.

YEAR 2000 ISSUE
The Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES

                                                           Six Months Ended      Six Months Ended
                                                             June 30, 2000         June 30, 1999
                                                             -------------         -------------
Major Cash Sources:
     Proceeds from issuance of units                         $          -0-        $  3,782,000
     Borrowings from line of credit                              2,877,596              915,394
     Repayments of direct financing leases                         898,646              235,561
     Repayments of notes receivable                                241,823              172,352
     Proceeds from termination of direct financing
        leases and notes receivable                              3,687,762                2,561

Major Cash Uses:
     Payments for syndication costs                                     -0-             472,750
     Purchases of equipment for direct financing leases          1,230,485            2,688,166
     Issuance of notes receivable                                1,277,177            1,476,300
     Repayments of line of credit                                4,343,891              610,785
     Distributions paid to partners                                601,247              333,477

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at June 30, 2000 was $506,847.

At June 30, 2000, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of June 30, 2000.

                                             Assets                             Liabilities
                               ----------------------------------       --------------------------
         Expected                 Fixed Rate           Average           Variable Rate    Interest
         Maturity Date         Notes Receivable     Interest Rate       Line of Credit      Rate
         -------------         ----------------     -------------       --------------      ----
         2000                  $     782,963           15.88%           $          -0-         -
         2001                        856,167           15.90%                      -0-         -
         2002                        953,926           15.99%                 506,847      10.50%
         2003                        897,766           16.17%                      -0-         -
         2004 and thereafter         796,109           16.40%                      -0-         -
                               -------------                            -------------
         Total                 $   4,286,931                            $     506,847
                               =============                            =============

         Fair Value            $   4,286,931                            $     506,847
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: August 2, 2000                       /s/ Ronald O. Brendengen
      --------------                       -------------------------------------
                                           Ronald O. Brendengen, Chief Financial
                                           Officer, Treasurer


Date: August 2, 2000                       /s/ Daniel P. Wegmann
      --------------                       -------------------------------------
                                           Daniel P. Wegmann, Controller