Form 10-Q
period 2000-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2000-11-14
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                        Commission File Number 000-25593
                                               ---------

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

              Iowa                                         39-1904041
              ----                                         ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                   701 Tama Street, Marion, Iowa          52302
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes  X    No
                                     ---
As of October 27, 2000, 12,593 units were issued and outstanding. Based on the book value at September 30, 2000 of $812.76 per unit, the aggregate market value at October 27, 2000, 2000 was $10,235,086.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX

                                                                                                 Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - September 30, 2000 and December 31, 1999                                3

           Statements of Operations -
           three months ended September 30, 2000 and 1999                                           4

           Statements of Operations -
           nine months ended September 30, 2000 and 1999                                            5

           Statement of Changes in Partners' Equity - nine months ended September 30, 2000          6

           Statements of Cash Flows - nine months ended September 30, 2000 and 1999                 7

           Notes to Financial Statements                                                            8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         11

Signatures                                                                                         12

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                     SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                     ------------------  -----------------
ASSETS

   Cash and cash equivalents                             $        495      $      1,926
   Not readily marketable security                             99,787               -0-
   Net investment in direct financing leases
     and notes receivable (Note B)                         13,461,720        13,423,757
   Allowance for possible losses                             (323,440)         (239,857)
                                                         ------------      ------------
   Direct financing leases and notes receivable, net       13,138,280        13,183,900
   Other assets                                                 1,986            11,079
                                                         ------------      ------------
TOTAL ASSETS                                             $ 13,240,548      $ 13,196,905
                                                         ============      ============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                     $  2,391,744      $  1,973,142
   Outstanding checks in excess of bank balance                47,490           196,859
   Due to affiliates                                            6,571            41,913
   Distributions payable to partners                          100,744            97,527
   Accrued expenses and other liabilities                      59,113            46,573
   Deferred income                                             95,458               -0-
   Lease security deposits                                    304,343           198,148
                                                         ------------      ------------
TOTAL LIABILITIES                                           3,005,463         2,554,162
                                                         ------------      ------------
PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding             8,700             9,024
   Limited partners, 12,583 units issued
     and outstanding                                       10,226,385        10,633,719
                                                         ------------      ------------
TOTAL PARTNERS' EQUITY                                     10,235,085        10,642,743
                                                         ------------      ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                   $ 13,240,548      $ 13,196,905
                                                         ============      ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                  ---------------------------------------
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
REVENUES:
     Income from direct financing leases
        and notes receivable                          $308,726             $337,356
     Gain on lease terminations                            663                  667
     Other                                              17,305               25,749
                                                      --------             --------
Total revenues                                         326,694              363,772
                                                      --------             --------
EXPENSES:
     Management fees                                    13,762               16,796
     Administrative services                            36,000               21,000
     Interest expense                                   27,268               38,990
     Provision for possible losses                      44,080               58,153
     Other                                              68,661               24,013
                                                      --------             --------
Total expenses                                         189,771              158,952
                                                      --------             --------
Net income                                            $136,923             $204,820
                                                      ========             ========
Net income per partnership unit (Note D)              $  10.87             $  19.96
                                                      ========             ========
Weighted average partnership units outstanding          12,593               10,259
                                                      ========             ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                  ---------------------------------------
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------
REVENUES:
     Income from direct financing leases
        and notes receivable                          $  886,862            $  722,864
     Gain on lease terminations                           70,803                   667
     Other                                                69,984                43,820
                                                      ----------            ----------
Total revenues                                         1,027,649               767,351
                                                      ----------            ----------
EXPENSES:
     Management fees                                     105,650                32,904
     Administrative services                             108,000                63,000
     Interest expense                                     75,718                43,386
     Provision for possible losses                        82,642               119,895
     Other                                               156,601                80,840
                                                      ----------            ----------
Total expenses                                           528,611               340,025
                                                      ----------            ----------
Net income                                            $  499,038            $  427,326
                                                      ==========            ==========
Net income per partnership unit (Note D)              $    39.63            $    50.37
                                                      ==========            ==========
Weighted average partnership units outstanding            12,593                 8,484
                                                      ==========            ==========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                       GENERAL                      LIMITED PARTNERS                  TOTAL
                                       PARTNER                      ----------------                 PARTNERS'
                                      (10 UNITS)                UNITS            AMOUNTS              EQUITY
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         $      9,024               12,583        $ 10,633,719         $ 10,642,743

Distributions to partners                    (240)                   0            (301,991)            (302,231)

Net income                                    184                    0             231,416              231,600
                                     ---------------------------------------------------------------------------
Balance at March 31, 2000                   8,968               12,583          10,563,144           10,572,112

Distributions to partners                    (240)                   0            (301,993)            (302,233)

Net income                                    104                    0             130,411              130,515
                                     ---------------------------------------------------------------------------
Balance at June 30, 2000                    8,832               12,583          10,391,562           10,400,394

Distributions to partners                    (240)                   0            (301,992)            (302,232)

Net income                                    108                    0             136,815              136,923
                                     ---------------------------------------------------------------------------
Balance at September 30, 2000        $      8,700               12,583        $ 10,226,385         $ 10,235,085
                                     ===========================================================================

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                                              ------------------   ------------------
OPERATING ACTIVITIES
Net income                                                                        $   499,038         $   427,326
Adjustments to reconcile net income to net cash from operating activities:
     Gain on lease terminations                                                       (70,803)               (667)
     Deferred income                                                                   (4,329)                -0-
     Amortization                                                                         470                 997
     Provision for possible losses                                                     82,642             119,895
Changes in operating assets and liabilities:
     Other assets                                                                       9,093                 (63)
     Outstanding checks in excess of bank balance                                    (149,369)                -0-
     Due to affiliates                                                                (35,342)            113,908
     Accrued expenses and other liabilities                                            12,540              20,007
                                                                                  -----------         -----------
Net cash from operating activities                                                    343,940             681,403
                                                                                  -----------         -----------
INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases           (3,808,308)         (6,075,398)
Issuance of notes receivable                                                       (1,632,189)         (1,983,450)
Repayments of direct financing leases                                               1,242,213             708,444
Repayments of notes receivable                                                        281,912             201,899
Proceeds from termination of direct financing leases and notes receivable           3,949,683               3,231
Net lease security deposits collected                                                 106,195              92,223
                                                                                  -----------         -----------
Net cash from investing activities                                                    139,506          (7,053,051)
                                                                                  -----------         -----------
FINANCING ACTIVITIES
Borrowings from line of credit                                                      5,253,621           2,729,648
Repayments of line of credit                                                       (4,835,019)           (832,166)
Proceeds from sale of partnership interests                                               -0-           5,271,000
Syndication costs incurred                                                                -0-            (658,875)
Distributions paid to partners                                                       (903,479)           (566,842)
                                                                                  -----------         -----------
Net cash from financing activities                                                   (484,877)          5,942,765
                                                                                  -----------         -----------

Net increase (decrease) in cash and cash equivalents                                   (1,431)           (428,883)
Cash and cash equivalents at beginning of period                                        1,926             500,713
                                                                                  -----------         -----------
Cash and cash equivalents at end of period                                        $       495         $    71,830
                                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                     $    74,763         $    27,909
Not readily marketable security received in lease transaction                          99,787                 -0-

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                          September 30, 2000   December 31, 1999
                                                                          ------------------   -----------------
     Minimum lease payments receivable                                       $ 10,470,307         $ 11,272,568
     Estimated residual values of leased equipment                                805,734              876,936
     Unamortized initial direct costs                                                 257                  738
     Unearned income                                                           (2,158,596)          (2,547,160)
     Notes receivable                                                           4,344,018            3,820,675
                                                                             ------------         ------------
     Net investment in direct financing leases and notes receivable          $ 13,461,720         $ 13,423,757
                                                                             ============         ============

NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at September 30, 2000 was $2,391,744.

NOTE D - NET INCOME PER PARTNERSHIP UNIT
Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,593 for both the three and nine month periods ended September 30, 2000. Units outstanding for the three and nine month periods ended September 30, 1999 were 10,259 and 8,484, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                   Nine Months Ended     Nine Months Ended
                                                                  September 30, 2000    September 30, 1999
                                                                  ------------------    ------------------
     Income from direct financing leases and notes receivable          $886,862              $722,864
     Management fees                                                    105,650                32,904
     Administrative services                                            108,000                63,000
     Interest expense                                                    75,718                43,386
     Provision for possible losses                                       82,642               119,895
     Other expenses                                                     156,601                80,840

The increase in lease and interest income is due to the acquisition of equipment for investment in direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $11,783,087 at September 30, 1999 and $13,461,720 at September 30, 2000.
Equipment acquisitions for investment in direct financing leases and issuance of notes receivable totalled $5,440,497 for the first nine months of 2000.

The gain on lease terminations of $70,803 is due to several contract payoffs, primarily in the first quarter of 2000. Proceeds from contract terminations totalled $3,949,683 for the nine months ended September 30, 2000. The proceeds were used to reduce the Partnership's line of credit at that time, acquire equipment for direct financing lease, and issue notes receivable.

The Partnership acquired warrants in a lease transaction during the third quarter to purchase common stock of a public company. The stock price was above the exercise price at the commencement of the lease, with the Partnership recording the warrants at the value received in excess of the exercise cost, or $99,787. This amount was also recorded as deferred income and is amortized over the term of the lease. For the third quarter, the Partnership recognized income on this of $4,329.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These payments were $5,282,500 the first nine months of 2000. The increased management fees are due to an increase in the lease and note portfolio and also resulting from the proceeds received from the contract terminations.

Administrative services of $108,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $12,000 per month for these services. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit that was obtained in January 1999. Interest expense for the first nine months of 2000 was $75,718 and is the result of borrowings on the line of credit, with the proceeds of the borrowings used to finance leases and notes receivable. The balance outstanding on the line of credit at September 30, 2000 was $2,391,744.

Other expenses include data processing, insurance, legal and accounting, and other general and administrative expenses. Other expenses increased from $80,840 for the nine months ending September 30, 1999, to $156,601 for the same period of 2000. The increase is primarily the result of collection costs relating to a large customer that is past due, as described below.

At September 30, 2000, seven customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $2,857,274. One customer has 10 contracts past due with a total net investment of $2,633,697. This customer was placed in involuntary bankruptcy by creditors in October, 2000. The Partnership, in conjunction with a payphone service provider, is managing the payphone routes of this customer. Management has not yet determined the value of these routes, but is in the process of analyzing the revenue-generating capability of the routes to determine the value to any potential buyers. Management believes its reserve is adequate related to this customer based on historical collateral values of similar equipment. However, no assurance can be provided that any amounts recovered, if any, will be sufficient to cover the Partnership's net investment in these contracts. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

At September 30, 2000, the allowance for possible losses was $323,440 and represents 2.4% of the lease and note portfolio of $13,461,720. Management continually reviews its reserves and will make adjustments as needed.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and computer equipment, representing approximately 55% and 15%, respectively, of the portfolio at September 30, 2000. Four lessees account for approximately 42% of the Partnership's portfolio at September 30, 2000. One of these customers is past due over 90 days, as mentioned above, and represents approximately 20% of the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

                                                                  Nine Months Ended    Nine Months Ended
                                                                  September 30, 2000   September 30, 1999
                                                                  ------------------   ------------------
Major Cash Sources:
     Proceeds from issuance of units                               $         -0-         $   5,721,000
     Borrowings from line of credit                                    5,253,621             2,729,648
     Repayments of direct financing leases                             1,242,213                   -0-
     Repayments of notes receivable                                      281,912                   -0-
     Proceeds from termination of direct financing
        leases and notes receivable                                    3,949,683                   -0-

Major Cash Uses:
     Payments for syndication costs                                          -0-                65,875
     Purchases of equipment for direct financing leases                3,808,308             6,075,398
     Issuance of notes receivable                                      1,632,189             1,983,450
     Repayments of line of credit                                      4,835,019               832,166
     Distributions paid to partners                                      903,479               566,842

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at September 30, 2000 was $2,391,744.

At September 30, 2000, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of September 30, 2000.

                                             Assets                            Liabilities
                               ----------------------------------      -------------------------
         Expected                 Fixed Rate           Average         Variable Rate    Interest
         Maturity Date         Notes Receivable     Interest Rate      Line of Credit      Rate
         -------------         ----------------     -------------      --------------      ----
         2000                  $     594,896           15.88%          $         -0-         -
         2001                        864,428           15.90%                    -0-         -
         2002                        962,334           15.96%              2,391,744      10.50%
         2003                        942,513           16.12%                    -0-         -
         2004 and thereafter         979,847           16.29%                    -0-         -
                               -------------                           -------------
         Total                 $   4,344,018                           $   2,391,744
                               =============                           =============
         Fair Value            $   4,344,018                           $   2,391,744
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: November 10, 2000                   /s/ Ronald O. Brendengen
      -----------------                   --------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer



Date: November 10, 2000                   /s/ Daniel P. Wegmann
      -----------------                   --------------------------------------
                                          Daniel P. Wegmann, Controller