Form 10-K405
period 2000-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2001-03-30
CIK 1045577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____
                       Commission file number - 000-25593


                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                  Iowa                              39-1904041
                  ----                              ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

         701 Tama Street, Marion, Iowa                      52302
         --------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 1, 2001, 12,588 units were issued and outstanding. Based on the book value of $717.39 per unit at December 31, 2000, the aggregate market value at March 1, 2001 was $9,030,505.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                                                             Page
                                                      PART I
Item 1.           Business-----------------------------------------------------------------------------------3
Item 2.           Properties---------------------------------------------------------------------------------5
Item 3.           Legal Proceedings--------------------------------------------------------------------------5
Item 4.           Submission of Matters to a Vote of Unit Holders--------------------------------------------5


                                                      PART II
Item 5.           Market for the Registrant's Common Equity
                      and Related Stockholder Matters--------------------------------------------------------5
Item 6.           Selected Financial Data--------------------------------------------------------------------5
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations--------------------------------------------------------------6
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk---------------------------------9
Item 8.           Financial Statements and Supplementary Data-----------------------------------------------10
Item 9.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure------------------------------------------------25


                                                     PART III
Item 10.          Directors and Executive Officers of the Registrant----------------------------------------25
Item 11.          Executive Compensation--------------------------------------------------------------------26
Item 12.          Security Ownership of Certain
                      Beneficial Owners and Management------------------------------------------------------27
Item 13.          Certain Relationships and Related Transactions--------------------------------------------27


                                                      PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.--------------------------28

SIGNATURES            --------------------------------------------------------------------------------------29
EXHIBIT INDEX         --------------------------------------------------------------------------------------30

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

The Partnership has also had a significant portion of its business in the ATM industry, where major industry growth has occurred in installing ATM machines "off premises", such as at supermarkets, hotels, airports, and convenience stores. Since the major ATM networks have allowed ATM owners to assess surcharges on transactions, the operation of ATM's has become more lucrative. Now, in addition to receiving a portion of the interchange fee from the cardholders' financial institutions, the ATM owner can now receive surcharges on each transaction.

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

The Partnership intends to acquire primarily telecommunications and ATM equipment (specifically pay telephones, call processing equipment, and ATM machines), that is leased to third parties. The Partnership has also acquired and will acquire other types of equipment that is generally subject to leases. During 2000 the Partnership acquired equipment subject to leases with a cost of $4,155,148. All of this equipment has been leased.

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

The Partnership's equipment leases are concentrated in pay telephones and computer equipment representing approximately 55% and 15% of the Partnership's direct finance lease and notes receivable portfolio at December 31, 2000, respectively. For the year ended December 31, 2000, two customers accounted for 24% of the income from direct financing leases and notes receivable. Engineered Rubber Products and Alpha Tel-Com accounted for 14% and 10%, respectively.

The leasing industry is highly competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate). The Partnership operates in one segment.


Pay telephone revenues have decreased due to the impact of wireless communication, prepaid calling service, and the lack of dial around compensation. The declining revenue has effected Independent Payphone Providers and Regional Bell Operating Companies in the same way, and some companies are removing phones from locations that are no longer profitable. With the Regional Bell Operating Companies removing many phones, this in fact may be an opportunity for many Independent Payphone Providers to pick up some additional sites. Changes from the 1996 Telecommunications Act are expected to be implemented soon and may result in increased revenues and decreased expenses for the Independent Payphone Providers.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.


ITEM 2. PROPERTIES
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily ATM machines, telecommunications equipment, and computer equipment, as described in Item 1.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS
No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
The Registrant's units are not publicly traded. There is no market for the Registrant's units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the units.
                                               Number of Partners
               Title of Class                  at March 1, 2001
               ------------------------------------------------
               Limited Partner                              683
               General Partner                                1

Distributions are paid to Partners on a monthly basis. Through December 31, 2000 distributions paid or payable to Partners over the life of the Partnership have been $2,420,032. As of December 31, 2000 the Partnership had accrued distributions to Partners of $100,744.


ITEM 6. SELECTED FINANCIAL DATA

                                                                                                Period from
                                                                                               Aug. 26, 1997
                                   Year Ended            Year Ended            Year Ended   (Date of Incept.) to
                                  Dec. 31, 2000         Dec. 31, 1999         Dec. 31, 1998    Dec. 31, 1997
                                  -------------         -------------         -------------    -------------
Total revenue                     $   1,378,819         $   1,172,549         $     377,483    $          77
Net income (loss)                      (399,728)              676,665               157,464             (407)
Total assets                         11,991,088            13,196,905             5,053,409           10,593
Line of credit agreement              2,374,423             1,973,142                     0                0
Distributions to partners             1,208,928               886,545               324,559                0
Earnings (loss) per unit                 (31.74)                72.99                 46.18           (40.70)
Distributions per unit                    96.00                 95.63                 95.18                0

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

                                                       Year Ended            Year Ended            Year Ended
                                                      Dec. 31, 2000         Dec. 31, 1999         Dec. 31, 1998
                                                      -------------         -------------         -------------
     Lease and notes receivable income                $   1,229,141         $   1,110,646         $     286,551
     Gain (loss) on lease terminations                       70,238                   (99)               38,471
     Interest and other income                               79,440                62,002                52,461
     Management fees                                        124,738                53,677                12,599
     Administrative service fees                            144,000                84,000                77,000
     Other general & administrative expenses                214,798               107,662                33,596
     Interest expense                                       145,390                96,135                 9,006
     Impairment loss                                        584,966                     0                     0
     Provision for possible losses                          564,655               154,410                87,818

1998 was the first year of actual leasing operations. Lease and notes receivable income increased in 2000 and 1999 due to the acquisition of equipment for direct financing leases and the issuance of notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $4,640,514 at December 31, 1998, $13,423,757 at December 31, 1999, and $10,480,086 at December
31, 2000. During 1999, the Partnership acquired equipment for direct financing leases of $7,066,480 and issued notes receivable in the amount of $3,293,410. During 2000, the Partnership acquired equipment for direct financing leases of $4,155,148 and issued notes receivable in the amount of $1,752,939. Interest and other income of $79,440 is primarily interest income on a money market account and other investments, late charges on lease payments, and loan origination fees.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically an amount exceeding the net investment. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees or issue notes receivable to other customers. For 2000, the Partnership the proceeds from early contract terminations were $3,948,093, resulting in a gain of $70,238.

Management fees are paid to the General Partner and represent 2% of the rental and note payments received. Payments received in the years ended December 31 are as follows:

                                       2000          1999             1998
                                       ----          ----             ----
Rental and note payments received   $6,236,900    $2,683,850     $  629,950

The General Partner received a monthly reimbursement of $7,000 for administrative services provided to the Partnership in 1998 and 1999 and a monthly reimbursement of $12,000 in 2000. This administrative fee started in February 1998 and resulted in expense to the Partnership of $77,000 for 1998, $84,000 for 1999, and $144,000 for 2000. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense in 2000 was $145,390, compared to $96,135 in 1999, and is the result of increased borrowings on the line of credit agreement. The balance outstanding on the line of credit at December 31, 2000 was $2,374,423.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the operation and/or sale of the equipment. Such equipment cost had been adjusted for an impairment loss of $584,966, to reflect management's estimated fair market value of the equipment. The Partnership has engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. No assurance can be provided that the Partnership will be successful in selling the equipment.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership currently has a loss reserve of $739,699 or 7.1% of the lease and note portfolio. The Partnership's provision for possible loan and lease losses was $564,655 in 2000, and is primarily the result of a lessee that filed for bankruptcy in the fourth quarter of 2000. Management will continue to monitor this contract and take the necessary steps to protect the Partnership's investment.

As of December 31, 2000 there were four customers with payments owed to the Partnership which were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. The Partnership's total net investment in these contracts was $433,338 at December 31, 2000. One of these customers, whose net investment totalled $125,617, paid off their contracts in full in February, 2001.

Other general and administrative expenses, consisting of legal and accounting, data processing, amortization, office supplies, and other miscellaneous expenses, increased from $107,662 in 1999 to $214,798 in 2000. The increase is due primarily to legal costs incurred relating to ATI, Inc., as discussed above. Audit and accounting expense increased from $31,414 in 1999 to $38,350 in 2000.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2000, the net proceeds of the private program, TIF IX, and TIF X have been invested in specific equipment. TIF IX is in its liquidation phase and must be dissolved by December 31, 2005. TIF X entered its liquidation phase on December 31, 1999 and must be dissolved by December 31, 2002. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any material impact on the Partnership's results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

                                                         Year Ended            Year Ended            Year Ended
Major Cash Sources (Uses):                              Dec. 31, 2000         Dec. 31, 1999         Dec. 31, 1998
                                                        -------------         -------------         -------------
     Net cash from operating activities                 $     518,790         $   1,092,606         $     222,122
     Contribution and sale of partnership units                     0             6,799,000             5,784,000
     Proceeds from line of credit borrowings                6,734,105             3,263,945               810,000
     Repayments/terminations of leases & notes              6,089,216             1,572,948               994,543
     Acquisitions of equip for direct finance leases       (4,155,148)           (7,066,480)           (4,477,922)
     Issuance of Notes Receivable                          (1,752,939)           (3,293,410)           (1,119,912)
     Repayments of line of credit borrowings               (6,332,824)           (1,290,803)             (810,000)
     Distributions & withdrawals paid to partners          (1,205,711)             (834,056)             (280,521)
     Payment of Syndication Costs                                   0              (849,875)             (723,000)

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2000, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available to it under its line of credit agreement.

The Partnership obtained a line of credit agreement with a bank in January 1999 that allowed the Partnership to borrow the lesser of $2.0 million, or 32% of the Partnership's qualified accounts as defined in the agreement, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the limit from $2.0 million to $4.4 million (limited by 32% of qualified accounts) and extend the maturity date from June 30, 2000, to June 30, 2002. The line of credit agreement bears interest at 1% above the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The balance outstanding on the line of credit at December 31, 2000 was $2,374,423.

Cash flow from operating activities was $518,790 for 2000 and is derived from the leasing operations of the Partnership, resulting from the income from direct financing leases and notes received less operating expenses. During 2000, the Partnership acquired equipment for direct financing leases of $4,155,148 and issued notes receivable of $1,752,939, funded from borrowings from the line of credit, and the proceeds from the repayment and termination of leases and notes. The proceeds relating to repayments of these leases and notes, including early terminations totalled $6,089,216 in 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of December 31, 2000.

                                             Assets                                Liabilities
                              ---------------------------------            -------------------------
          Expected                Fixed Rate           Average              Variable Rate    Interest
        Maturity Date          Notes Receivable     Interest Rate          Line of Credit      Rate
        -------------          ----------------     -------------          --------------      ----
         2001                  $        591,225           16.46%           $            0        --
         2002                           341,818           16.43%                        0        --
         2003                           312,879           16.39%                2,374,423      10.50%
         2004                           261,411           16.39%                        0        --
         2005                           147,395           16.50%                        0        --
                               ----------------                            --------------
         Total                 $      1,654,728                            $    2,374,423
                               ================                            ==============

         Fair Value            $      1,654,728                            $    2,374,423
                               ================                            ==============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related information as of and for the periods ended December 31, 2000, 1999, and 1998 are included in Item 8:

         Independent Auditors' Report
         Balance Sheets
         Statements of Operations
         Statements of Changes in Partners' Equity
         Statements of Cash Flows
         Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund XI, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund XI, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP


Cedar Rapids, Iowa
March 23, 2001

TELECOMMUNICATIONS INCOME FUND XI, L.P.

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

ASSETS (Note 6)                                                2000            1999

  Cash and cash equivalents                               $        503    $      1,926
  Net investment in direct financing leases
    and notes receivable (Note 2)                           10,480,086      13,423,757
  Allowance for possible loan and lease losses (Note 3)       (739,699)       (239,857)
                                                          ------------    ------------
  Direct financing leases and notes receivable, net          9,740,387      13,183,900
  Other receivables                                             67,742          11,079
  Equipment under operating lease (Note 4)                   2,182,456            --
                                                          ------------    ------------
TOTAL                                                     $ 11,991,088    $ 13,196,905
                                                          ------------    ------------

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Line-of-credit agreement (Note 6)                       $  2,374,423    $  1,973,142
  Outstanding checks in excess of bank balance                  46,201         196,859
  Due to affiliates                                              6,537          41,913
  Distributions payable to partners                            100,744          97,527
  Accrued expenses and other liabilities                       127,860          46,573
  Lease security deposits                                      301,236         198,148
                                                          ------------    ------------
           Total liabilities                                 2,957,001       2,554,162
                                                          ------------    ------------

CONTINGENCY (Note 11)

PARTNERS' EQUITY, 25,000 units authorized (Note 5):
  General partner, 10 units issued and outstanding               7,747           9,024
  Limited partners, 12,583 units issued and outstanding      9,026,340      10,633,719
                                                          ------------    ------------
           Total partners' equity                            9,034,087      10,642,743
                                                          ------------    ------------

TOTAL                                                     $ 11,991,088    $ 13,196,905
                                                          ============    ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                               2000           1999            1998
REVENUES:
  Income from direct financing leases
    and notes receivable                                  $ 1,229,141    $ 1,110,646    $   286,551
  Gain (loss) on lease terminations                            70,238            (99)        38,471
  Interest and other income                                    79,440         62,002         52,461
                                                          -----------    -----------    -----------
           Total revenues                                   1,378,819      1,172,549        377,483
                                                          -----------    -----------    -----------

EXPENSES:
  Management and administrative fees (Note 7)                 268,738        137,677         89,599
  Other general and administrative expenses                   214,798        107,662         33,596
  Interest expense                                            145,390         96,135          9,006
  Impairment loss (Note 4)                                    584,966             --             --
  Provision for possible loan and lease losses (Note 3)       564,655        154,410         87,818
                                                          -----------    -----------    -----------
           Total expenses                                   1,778,547        495,884        220,019
                                                          -----------    -----------    -----------

NET INCOME (LOSS)                                         $  (399,728)   $   676,665    $   157,464
                                                          ===========    ===========    ===========
NET INCOME (LOSS) ALLOCATED TO:
  General partner                                         $      (317)   $       730    $       578
  Limited partners                                           (399,411)       675,935        156,886
                                                          -----------    -----------    -----------
                                                          $  (399,728)   $   676,665    $   157,464
                                                          ===========    ===========    ===========

NET INCOME (LOSS) PER PARTNERSHIP UNIT                    $    (31.74)   $     72.99    $     46.18
                                                          ===========    ===========    ===========

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                  12,593          9,271          3,410
                                                          ===========    ===========    ===========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                              GENERAL
                                                              PARTNER           LIMITED PARTNERS               TOTAL
                                                                           ----------------------------      PARTNERS'
                                                             (10 UNITS)       UNITS        AMOUNT             EQUITY

BALANCE AT JANUARY 1, 1998                              $      9,593               1    $      1,000       $    10,593

  Proceeds from sale of limited partnership interests             --           5,784       5,784,000         5,784,000

  Syndication costs incurred (Note 7)                             --              --        (723,000)         (723,000)

  Distributions to partner ($95.18 per unit) (Note 5)           (917)             --        (323,642)         (324,559)

  Withdrawal of limited partner                                   --              (1)         (1,000)           (1,000)

  Net income                                                     578              --         156,886           157,464
                                                        ------------          ------    ------------       -----------

BALANCE AT DECEMBER 31, 1998                                   9,254           5,784       4,894,244         4,903,498

  Proceeds from sale of limited partnership interests             --           6,799       6,799,000         6,799,000

  Syndication costs incurred (Note 7)                             --              --        (849,875)         (849,875)

  Distributions to partner ($95.63 per unit) (Note 5)           (960)             --        (885,585)         (886,545)

  Net income                                                     730              --         675,935           676,665
                                                        ------------          ------    ------------      ------------

BALANCE AT DECEMBER 31, 1999                                   9,024          12,583      10,633,719        10,642,743

  Distributions to partner ($96.00 per unit) (Note 5)           (960)             --      (1,207,968)       (1,208,928)

  Net income                                                    (317)             --        (399,411)         (399,728)
                                                        ------------          ------    ------------      ------------

BALANCE AT DECEMBER 31, 2000                            $      7,747          12,583    $  9,026,340      $  9,034,087
                                                        ============          ======    ============      ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                  2000          1999           1998
OPERATING ACTIVITIES:
  Net income (loss)                                                          $  (399,728)   $   676,665    $   157,464
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
    (Gain) loss on lease terminations                                            (70,238)            99        (38,471)
    Amortization of intangibles                                                      545          1,229          1,248
    Provision for possible loan and lease losses                                 564,655        154,410         87,818
    Impairment loss                                                              584,966             --             --
    Changes in operating assets and liabilities:
      Other receivables                                                          (56,663)       (11,079)            --
      Outstanding checks in excess of bank balance                              (150,658)       196,859             --
      Due to affiliates                                                          (35,376)        37,541          4,372
      Accrued expenses and other liabilities                                      81,287         36,882          9,691
                                                                             -----------    -----------    -----------
           Net cash from operating activities                                    518,790      1,092,606        222,122
                                                                             -----------    -----------    -----------

INVESTING ACTIVITIES:
  Acquisitions of, and purchases of equipment for, direct financing leases    (4,155,148)    (7,066,480)    (4,477,922)
  Repayments of direct financing leases                                        1,819,409      1,280,730        248,382
  Proceeds from termination of direct financing leases                         3,948,093         11,731        434,001
  Repayments of notes receivable                                                 321,714        280,487        312,160
  Issuance of notes receivable                                                (1,752,939)    (3,293,410)    (1,119,912)
  Net lease security deposits collected                                          103,088        107,338         90,810
                                                                             -----------    -----------    -----------
           Net cash from investing activities                                    284,217     (8,679,604)    (4,512,481)
                                                                             -----------    -----------    -----------

FINANCING ACTIVITIES:
  Contribution and sale of partnership units                                        --        6,799,000      5,784,000
  Proceeds from borrowings                                                     6,734,105      3,263,945        810,000
  Repayment of borrowings                                                     (6,332,824)    (1,290,803)      (810,000)
  Proceeds from related party borrowing                                               --        600,000             --
  Repayment of related party borrowing                                                --       (600,000)            --
  Distributions and withdrawals paid to partners                              (1,205,711)      (834,056)      (280,521)
  Payment of syndication costs                                                      --         (849,875)      (723,000)
                                                                             -----------    -----------    -----------
           Net cash from financing activities                                   (804,430)     7,088,211      4,780,479
                                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,423)      (498,787)       490,120

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,926        500,713         10,593
                                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $       503    $     1,926    $   500,713
                                                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $   139,425    $    79,320    $     9,006
  Noncash investing activities - Conversion of leases to equipment
    under operating lease                                                      2,767,422             --             --

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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

      The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The Partnership will also provide financing to customers under a note agreement. On December 23, 2004 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2012, or earlier, upon the occurrence of certain events (see
      Note 5).

      The Partnership commenced leasing operations in February of 1998.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

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

      Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. Also, the used equipment market can be volatile. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

      CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, ATM machines and office and computer equipment representing approximately 55%, 2%, and 15% of the portfolio at December 31, 2000 and 45%, 22% and 10% of the portfolio at December 31, 1999, respectively.

      Two customers represented 10% or more of the income from direct financing leases and notes receivable during the year ended December 31, 2000 (see
      Note 2).

      RELATED PARTY TRANSACTIONS - In fulfilling its role as general partner, Berthel Fisher & Company Leasing, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership enters into transactions with affiliates of Berthel Fisher & Company Leasing, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

      CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consists of leasing equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership records the gross lease contract receivable, the estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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

      NOTES RECEIVABLE - Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on the principal amount outstanding.

      ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performs credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

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

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any impact on the Partnership's results of operations, financial position or cash flows.

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2000 and 1999:


                                                                      2000            1999
Minimum lease payments receivable                                $  9,933,179    $ 11,272,568
Estimated unguaranteed residual values                                800,757         876,936
Unamortized initial direct costs                                          166             738
Unearned income                                                    (1,908,744)     (2,547,160)
Notes receivable, collateralized primarily by pay telephone
  equipment and related site agreements, 9.5% to 17.6%,
  maturing through 2005                                             1,654,728       3,820,675
                                                                 ------------    ------------
Net investment in direct financing leases and notes receivable   $ 10,480,086    $ 13,423,757
                                                                 ============    ============

      At December 31, 2000, contractual principal maturities of notes receivable, future minimum payments to be received under direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of direct financing leases are as follows:

                                             Minimum     Estimated
                               Contractual    Lease     Unguaranteed
                               Principal    Payments      Residual
                               Maturities  Receivable      Values
Years ending December 31:
     2001                     $  591,225   $4,030,571   $  117,670
     2002                        341,818    2,868,087      137,893
     2003                        312,879    2,075,693       86,212
     2004                        261,411      895,935      430,619
     2005                        147,395       62,893       28,363
                              ----------   ----------   ----------
     Total                    $1,654,728   $9,933,179   $  800,757
                              ==========   ==========   ==========

      The Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $225,000 and $4,000 at December 31, 2000 and 1999, respectively.

      Five customers accounted for 10% or more of the amount of income from direct financing leases and notes receivable during one or more of the periods presented, as follows:

                           2000       1999      1998

Customer A                    4%        17%       7%
Customer B                    6         12       --
Customer C                   14          9       --
Customer D                    2         28        2
Customer E                   10         --       --

3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 2000 and 1999 is as follows:


                                  2000          1999        1998

Balance at beginning of year   $ 239,857    $  87,818    $      --
  Provision                      564,655      154,410       87,818
  Charge-offs                    (64,813)      (2,371)          --
                               ---------    ---------    ---------
Balance at end of year         $ 739,699    $ 239,857    $  87,818
                               =========    =========    =========

      The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $586,760, $0 and $0 and a general unallocated allowance of $152,939, $239,857, and $87,818, respectively, at December 31, 2000, 1999, and 1998.

      In December 2000 one customer with a net investment of $745,480 filed for bankruptcy. A specific allowance of approximately $433,000 was recorded for this customer.

      At December 31, 2000, the Partnership had four customers with payments over 90 days past due. The Partnership's net investment in lease contracts with these customers totaled $433,338. Management has provided a specific allowance of $90,000 at December 31, 2000 related to these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining balances. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

4.    EQUIPMENT UNDER OPERATING LEASE

      In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the operation and/or sale of the equipment. Such equipment cost had been adjusted for an impairment loss of $584,966, to reflect management's estimated fair market value of the equipment. The Partnership has engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. No assurance can be provided that the Partnership will be successful in selling the equipment.

5.    LIMITED PARTNERSHIP AGREEMENT

      The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of August 26, 1997 (the "Agreement"). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income, and net loss to the partners. Capital contributions by the partners to the partnership will consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their units ($1,000 per unit).

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

      During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 7); second, to the limited partners up to amounts representing a 9.6% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 2% of the gross rental payments received by the Partnership (see Note 7). To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

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

6.    BORROWING AGREEMENTS

      In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases, and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate (combined rate of 10.5% and 9.5% at December 31, 2000 and 1999, respectively), with a $4,000 minimum monthly interest charge which began in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line-of-credit at December 31, 2000 was $2,374,423.

7.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was $265,066, $490,123, and $265,760 for the years ended December 31, 2000,
      1999, and 1998, respectively.

      The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 2000, 1999, and 1998, those management fees aggregated $124,738, $53,677, and $12,599, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $144,000, $84,000, and $77,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

8.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the periods ended December 31, 2000, 1999 and 1998 is as follows:

                                          2000                        1999                         1998
                               ---------------------------- --------------------------   ------------------------
                                                   Per                         Per                          Per
                                  Amount           Unit         Amount         Unit         Amount          Unit
Net income (loss) for
  financial reporting
  purposes                     $  (399,728)   $   (31.74)   $   676,665    $    72.99    $   157,464    $    46.18
Adjustment to convert
  direct financing
  leases to operating
  leases for income
  tax purposes                  (1,463,116)      (116.19)    (1,328,591)      (143.31)      (427,982)      (125.51)
Net change in
  allowance for
  possible loan and
  lease losses                     499,842         39.69        152,039         16.40         87,818         25.75
Impairment loss on
  ATI equipment                    584,966         46.45
Gain on lease
  terminations                   1,556,215        123.58             --            --          3,809          1.12
                               -----------    ----------    -----------    ----------    -----------    ----------
Net income (loss) for
  income tax
  reporting purposes           $   778,179    $    61.79    $  (499,887)   $   (53.92)   $  (178,891)   $   (52.46)
                               ===========    ==========    ===========    ==========    ===========    ==========


9.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value amounts disclosed below are based on estimates prepared by management based on valuation methods appropriate in the circumstances. Accounting principles generally accepted in the United States of America do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents and other short-term payables approximates their fair value because of the short maturity of those instruments. The carrying value of the Partnership's line of credit agreement approximates its fair value due to the variable rate on the debt. The estimated fair value of other significant financial instruments is based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 2000 and 1999:

                                 2000                            1999
                       -------------------------     -------------------------
                        Carrying         Fair         Carrying         Fair
                         Amount          Value         Amount          Value

Notes receivable       $1,654,728     $1,654,728     $3,820,675     $3,820,675

10.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 2000 Quarters
                     --------------------------------------------------------------------
                          First       Second         Third        Fourth          2000
Revenues             $   416,315   $   284,640   $   326,694   $   351,170    $ 1,378,819
Expenses                 184,715       154,125       189,771     1,249,936      1,778,547
Net income               231,600       130,515       136,923      (898,766)      (399,728)

Earnings per
  partnership unit   $     18.39   $     10.36   $     10.87   $    (71.36)   $    (31.74)

      Expenses for the fourth quarter 2000 include an increase in the allowance for possible lease and loan losses of approximately $433,000 for a customer that filed for bankruptcy and a $584,966 impairment loss on repossessed equipment (see Notes 3 and 4).

                                                 1999 Quarters
                     --------------------------------------------------------------------
                        First        Second       Third        Fourth        1999

Revenues             $  168,896   $  234,683   $  363,772   $  405,198   $1,172,549
Expenses                 92,011       89,062      158,952      155,859      495,884
Net income               76,885      145,621      204,820      249,339      676,665

Earnings per
  partnership unit   $    11.69   $    16.98   $    19.96   $    24.36   $    72.99

11.   CONTINGENCY

      The General Partner has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have sufficient liquid assets to repay such amounts. The General Partner is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

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

B. Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 49) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
(1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 46) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988-August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Timothy J. White (age 47) - Mr. White is President of the General Partner since November 13, 2000. From 1999 to 2000, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan.

Nancy L. Lowenberg (age 42) - Ms. Lowenberg was Executive Vice President and General Manager of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. Ms. Lowenberg resigned from the General Partner effective February 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                                   (B)   (C)                 (C1)      (C2)          (D)
                                                                       Securities of
                                                                       property
                                                                       insurance     Aggregate
                                                                       benefits or   of
                                            Cash and cash              reimbursement contingent
Name of individual                   Year   equivalent forms           personal      or forms of
and capacities served                Ended  of remuneration    Fees    benefits      remuneration
--------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.   2000   $      0        $268,738   $      0      $      0
(General Partner)                    1999   $      0        $137,677   $      0      $      0
                                     1998   $      0        $ 89,599   $      0      $      0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


     (1)                       (2)                                         (3)                          (4)
                      Name and Address of                         Amount and Nature of
Title of Class        Beneficial Ownership                        Beneficial Ownership           Percent of Class
--------------        --------------------                        --------------------           ----------------
Units                 Berthel Fisher & Co. Leasing, Inc.          Ten (10) Units;                       .08%
                      701 Tama Street                             sole owner.
                      Marion, IA 52302


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in Notes 2 and 7 of the notes to the financial statements.

                                     Part IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements
                                                                                               Page No.

                  Balance Sheets as of December 31, 2000 and 1999                               12

                  Statements of Operations for the years ended
                  December 31, 2000, 1999, and 1998                                             13

                  Statements of Changes in Partners' Equity for the years ended
                  December 31, 2000 and 1999, and 1998                                          14

                  Statements of Cash Flows for the years ended
                  December 31, 2000, 1999, and 1998                                             15

                  Notes to Financial Statements                                                 16


         2. Financial Statements Schedules
                  Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.


         3. Exhibits
                  3,4 Amended and Restated Agreement of Telecommunications Income Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)

                  10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999


(b)      Reports on Form 8-K
                  No reports on Form 8-K were filed in the fourth quarter of
                  2000.
-------------------------------

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

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                   Date: March 26, 2001
    -------------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                                Date: March 26, 2001
    -------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer,
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Berthel                                       Date: March 26, 2001
-----------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                    Date: March 26, 2001
-----------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer,
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                       Date: March 26, 2001
-----------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Leslie D. Smith                                         Date: March 26, 2001
-----------------------------------------
Leslie D. Smith
Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX




         3,4      Amended and Restated Agreement of
                  Telecommunications Income Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)

         10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999

-------------------------------


                  (1)    Incorporated herein by reference to
                         Partnership Exhibit A to the prospectus
                         included in the Partnership's post effective amendment No. 1 to Form S-1 registration statement filed on November 26, 1997.