Form 10-Q
period 2001-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2001-05-11
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.

             (Exact name of Registrant as specified in its charter)

            Iowa                                                 39-1904041
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       701 Tama Street, Marion, Iowa 52302
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of April 19, 2001, 12,588 units were issued and outstanding. Based on the book value at March 31, 2001 of $683.89 per unit, the aggregate market value at April 19, 2001 was $8,608,807.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

            Balance Sheets - March 31, 2001 and December 30, 2000              3

            Statements of Operations -
            Three months ended March 31, 2001 and 2000                         4

            Statement of Changes in Partners' Equity - three months ended
            March, 2001                                                        5

            Statements of Cash Flows - three months ended March 31, 2001
            and 2000                                                           6

            Notes to Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Signatures                                                                    12

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                                 MARCH 31, 2001                 DECEMBER 31, 2000
                                                                 --------------                 -----------------
ASSETS

   Cash and cash equivalents                                      $          509                 $         503
   Net investment in direct financing leases
     and notes receivable (Note B)                                     9,493,453                    10,480,086
   Allowance for possible losses                                       (740,367)                     (739,699)
                                                                  --------------                 -------------
   Direct financing leases and notes receivable, net                   8,753,086                     9,740,387
   Other receivables                                                     446,114                        67,742
   Equipment under operating lease, less accumulated
depreciation of $145,394 and -0- at March 31,
     2001 and December 31, 2000, respectively                          1,598,979                     2,182,456
                                                                  --------------                 -------------
TOTAL ASSETS                                                      $   10,798,688                 $  11,991,088
                                                                  ==============                 =============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                              $    1,707,807                 $   2,374,423
   Outstanding checks in excess of bank balance                            1,454                        46,201
   Due to affiliates                                                       8,117                         6,537
   Distributions payable to partners                                     100,704                       100,744
   Accrued expenses and other liabilities                                 86,638                       127,860
   Lease security deposits                                               285,214                       301,236
                                                                  --------------                 -------------
TOTAL LIABILITIES                                                      2,189,934                     2,957,001
                                                                  --------------                 -------------

CONTINGENCY (Note E)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                        7,412                         7,747
   Limited partners, 12,578 and 12,583 units issued
     and outstanding at March 31, 2001 and
     December 31, 2000, respectively                                   8,601,342                     9,026,340
                                                                  --------------                 -------------
TOTAL PARTNERS' EQUITY                                                 8,608,754                     9,034,087
                                                                  --------------                 -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                            $   10,827,688                 $  11,991,088
                                                                  ==============                 =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                 MARCH 31, 2001    MARCH 31,2000
REVENUES:
     Income from direct financing leases
        and notes receivable                       $   306,411       $  321,338
     Gain (loss) on lease terminations               (115,691)           69,028
     Other                                              26,309           25,949
                                                   -----------       ----------
Total revenues                                         217,029          416,315
                                                   -----------       ----------


EXPENSES:
     Management fees                                    26,305           74,617
     Administrative services                            39,000           36,000
     Interest expense                                   50,126           32,313
     Depreciation expense                              181,887              -0-
     Provision for possible losses                       3,672           23,825
     Other                                              35,444           17,960
                                                   -----------       ----------
Total expenses                                         336,434          184,715
                                                   -----------       ----------


Net income (loss)                                  $ (119,405)       $  231,600
                                                   ===========       ==========

Net income (loss) per partnership unit (Note D)    $    (9.48)       $    18.39
                                                   ===========       ==========

Weighted average partnership units outstanding          12,591           12,593
                                                   ===========       ==========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)




                                    GENERAL          LIMITED PARTNERS           TOTALS
                                    PARTNER          ----------------          PARTNERS'
                                   (10 UNITS)      UNITS        AMOUNTS         EQUITY
-----------------------------------------------------------------------------------------
Balance at December 31, 2000        $ 7,747       12,583      $ 9,026,340     $ 9,034,087

Distributions to partners             (240)            0        (301,912)       (302,152)

Net loss                               (95)            0        (119,310)       (119,405)
                                                                                        -

Withdrawals of limited partners           0          (5)          (3,776)         (3,776)
                                    -----------------------------------------------------

Balance at March 31, 2001           $ 7,412       12,578      $ 8,601,342     $ 8,608,754
                                    =====================================================

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                            MARCH 31, 2001            MARCH 31,2000
                                                            --------------            -------------
OPERATING ACTIVITIES
Net income (loss)                                               $(119,405)              $  231,600
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
     Loss (gain) on lease terminations                             115,691                 (69,028)
     Depreciation and amortization                                 181,887                      192
     Provision for possible loan and lease losses                    3,672                   23,825
Changes in operating assets and liabilities:
     Other receivables                                            (92,258)                   10,609
     Outstanding checks in excess of bank balance                 (44,747)                 (21,174)
     Due to affiliates                                              1,580                  (29,508)
     Accrued expenses and other liabilities                       (41,222)                  (2,973)
                                                                ----------              -----------
Net cash from operating activities                                   5,198                  143,543
                                                                ----------              -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
  direct financing leases                                        (244,816)                (499,997)
Issuance of notes receivable                                           -0-                (919,364)
Repayments of direct financing leases                              561,324                  338,911
Repayments of notes receivable                                      65,884                  194,771
Proceeds from sale or early termination of direct
  financing leases and notes                                       601,022                3,671,258
Net lease security deposits paid                                  (16,022)                 (66,198)
                                                                ----------              -----------
Net cash from investing activities                                 967,392                2,719,381
                                                                ----------              -----------

FINANCING ACTIVITIES
Borrowings from line of credit                                     791,749                2,450,999
Repayments of line of credit                                   (1,458,365)              (4,011,160)
Withdrawals paid to partners                                       (3,776)                      -0-
Distributions paid to partners                                   (302,192)                (299,015)
                                                                ----------              -----------
Net cash from financing activities                               (972,584)              (1,859,176)
                                                                ----------              -----------

Net increase in cash and cash equivalents                                6                1,003,748
Cash and cash equivalents at beginning of period                       503                    1,926
                                                                ----------              -----------
Cash and cash equivalents at end of period                      $      509              $ 1,005,674
                                                                ==========              ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                   $   58,636              $    45,128

See accompanying notes.

Noncash investing and financing activities
   Sale of equipment under operating lease                         286,114                      -0-


TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

The Partnership began to depreciate the equipment under operating lease in the first quarter of 2001 Accumulated depreciation as of March 31,2001 was $145,394 based on a depreciable life of three years.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                        March 31, 2001       December 31, 2000
                                                        --------------       -----------------
     Minimum lease payments receivable                  $    8,791,934        $    9,933,179
     Estimated residual values of leased equipment             767,444               800,757
     Unamortized initial direct costs                               33                   166
     Unearned income                                       (1,651,576)           (1,908,744)
     Notes receivable                                        1,585,618             1,654,728
                                                        --------------        --------------
     Net investment in direct financing leases and
       notes receivable                                 $    9,493,453        $   10,480,086
                                                        ==============        ==============

NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at March 31, 2001 was $1,707,807.

NOTE D - NET INCOME PER PARTNERSHIP UNIT
Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,591 for the periods from January 1, 2001 to March 31, 2001 compared to 12,593 for the periods from January 1, 2000 to March 31, 2000.

NOTE E - CONTINGENCY
The General Partner has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have sufficient liquid assets to repay such amounts. The General Partner is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                  Three Months Ended      Three Months Ended
                                                                    March 31, 2001          March 31, 2000
                                                                    --------------          --------------
     Income from direct financing leases and notes receivable        $   306,411            $     321,338
     Gain (loss) on lease terminations                                 (115,691)                   69,028
     Management fees                                                      26,305                   74,617
     Administrative services                                              39,000                   36,000
     Interest expense                                                     50,126                   32,313
     Depreciation expense                                                181,887                      -0-
     Provision for possible losses                                         3,672                   23,825

The income derived from the partnership lease portfolio was $321,338 for the period ending March 31, 2000 and $306,411 for the period ending March 31, 2001. The Partnership's net investment in direct financing leases and notes receivable was $10,707,014 at March 31, 2000 and $9,562,267 at March 31, 2001.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the operation and/or sale of the equipment. The Partnership has engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. Depreciation expense on this equipment was $181,887 for the first quarter of 2001. In March of 2001 the Partnership signed an agreement to sell a portion of these phones for $286,114. The sale resulted in a loss of $115,475.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These rental payments were $1,315,250 the first three months of 2001 compared to $3,730,850 for the first three months of 2000. The decreased management fees are due to a decrease in the gross rental payments, loan payments, and other financing payments received.

Administrative services of $39,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $13,000 per month for these services. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit that was obtained in January 1999. Interest expense for the first three months of 2001 was $50,126 compared to $32,313 for the same period of 2000, and is the result of borrowings on the line of credit, with the proceeds of the borrowings used to finance leases and notes receivable. The balance outstanding on the line of credit at March 31, 2001 was $1,707,807 compared to $412,980 at March 31,2000.

At March 31, 2001, five customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $1,798,724. One customer has a contract past due with a total net investment of $944,286 and represents 10% of the total Partnership net investment. The Partnership increased its allowance for possible losses relating to this customer in the fourth quarter of 2000. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

At March 31, 2001, the allowance for possible losses was $740,367 and represents 7.7% of the lease and note portfolio of $9,562,267. Management continually reviews its reserves and will make adjustments as needed.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office equipment and industrial equipment, representing approximately 51%, 17%, and 11%, respectively, of the portfolio at March 31,2001. Two lessees account for approximately 20% of the Partnership's portfolio at March 31, 2001. One of these customers is past due over 90 days, as mentioned above and represents approximately 10% of the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

                                                        Three Months Ended       Three Months Ended
                                                           March 31,2001            March 31, 2000
                                                           -------------            --------------
Major Cash Sources:
   Borrowings from line of credit                              791,749               2,450,999
   Repayments of direct financing leases                       561,324                 338,911
   Repayments of notes receivable                               65,884                 194,771
   Proceeds from termination of direct financing
     leases and notes receivable                               532,208               3,671,258

Major Cash Uses:
   Purchases of equipment for direct financing leases          244,816                 499,997
   Issuance of notes receivable                                    -0-                 919,364
   Repayments of line of credit                              1,458,365               4,011,160
   Distributions paid to partners                              302,192                 299,015

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at March 31, 2001 was $1,707,807.

In the first quarter of the year 2001, the Partnership sold a portion of the portfolio for $463,947, less a holdback of $73,044, resulting in cash received by the Partnership of $390,903. The buyer retained the holdback to cover any potential bad debts. The holdback of $73,044 is carried on the Partnership's balance sheet in other receivables. The proceeds from this transaction were used to reduce the Partnership's line of credit, which in turn was used to purchase equipment for direct financing leases.

At March 31, 2001, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of March 31,2001.

                                         Assets                                Liabilities
                          ---------------------------------            --------------------------
     Expected                 Fixed Rate           Average              Variable Rate    Interest
     Maturity Date         Notes Receivable     Interest Rate          Line of Credit      Rate
     -------------         ----------------     -------------          --------------      ----
     2001                  $     513,069           16.47%              $         -0-         -
     2002                        344,695           16.44%                        -0-         -
     2003                        331,591           16.39%                  1,707,807       9.00%
     2004                        259,347           16.39%                        -0-         -
     2005                        136,916           16.50%                        -0-         -
                           -------------                               -------------
     Total                 $   1,585,618                               $   1,707,807
                           =============                               =============

     Fair Value            $   1,585,618                               $   1,707,807
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)




Date: May 9, 2001                /s/ Ronald O. Brendengen
      ------------               ----------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer



Date: May 9, 2001                /s/ Daniel P. Wegmann
      ------------               ----------------------------------------------
                                 Daniel P. Wegmann, Controller



Date: May 9, 2001                /s/ Timothy J.  White
      ------------               ----------------------------------------------
                                 Timothy J. White, President