Form 10-Q
period 2001-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2001-08-14
CIK 1045577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.

             (Exact name of Registrant as specified in its charter)

             Iowa                                              39-1904041
             ----                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       701 Tama Street, Marion, Iowa      52302
                       -----------------------------      -----
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
                                    Yes X  No
                                       --     --
As of July 31, 2001, 12,578 units were issued and outstanding. Based on the book value at June 30, 2001 of $575.92 per unit, the aggregate market value at July 31, 2001 was $7,243,922.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - June 30, 2001 and December 30, 2000                3

           Statements of Operations -
           Three months ended June 30, 2001 and 2000                           4

           Statements of Operations -
           Six months ended June 30, 2001 and 2000                             5

           Statement of Changes in Partners' Equity -
           six months ended June 30, 2001                                      6

           Statements of Cash Flows - six months ended
           June 30, 2001 and 2000                                              7

           Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Signatures                                                                    13

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                           JUNE 30, 2001    DECEMBER 31, 2000
                                                           -------------    -----------------
ASSETS

   Cash and cash equivalents                                $        514         $        503
   Net investment in direct financing leases
     and notes receivable (Note B)                             9,024,127           10,480,086
   Allowance for possible losses                              (1,011,194)            (739,699)
                                                            ------------         ------------
   Direct financing leases and notes receivable, net           8,012,933            9,740,387
   Other receivables                                             369,616               67,742
   Equipment under operating lease                               672,000            2,182,456
                                                            ------------         ------------
TOTAL ASSETS                                                $  9,055,063         $ 11,991,088
                                                            ============         ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                        $  1,314,690         $  2,374,423
   Outstanding checks in excess of bank balance                   10,128               46,201
   Due to affiliates                                               6,280                6,537
   Distributions payable to partners                             100,624              100,744
   Accrued expenses and other liabilities                         96,217              127,860
   Lease security deposits                                       283,148              301,236
                                                            ------------         ------------
TOTAL LIABILITIES                                              1,811,087            2,957,001
                                                            ------------         ------------

CONTINGENCY (Note E)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                6,333                7,747
   Limited partners, 12,568 and 12,583 units issued
     and outstanding at June 30, 2001 and
     December 31, 2000, respectively                           7,237,643            9,026,340
                                                            ------------         ------------
TOTAL PARTNERS' EQUITY                                         7,243,976            9,034,087
                                                            ------------         ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $  9,055,063         $ 11,991,088
                                                            ============         ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                     ------------------
                                               JUNE 30, 2001   JUNE 30,2000
                                               -------------   ------------
REVENUES and GAINS (LOSSES):
     Income from direct financing leases
        and notes receivable                      $   263,972    $   256,798
     Gain (loss) on lease terminations                (95,276)         1,112
     Other                                              7,314         26,730
                                                  -----------    -----------
Total revenues and gains (losses)                     176,010        284,640
                                                  -----------    -----------


EXPENSES:
     Management fees                                   17,900         17,271
     Administrative services                           39,000         36,000
     Interest expense                                  32,597         16,137
     Depreciation expense                             145,394            -0-
     Provision for possible losses                    253,984         14,737
     Impairment loss                                  703,785
     Other                                             39,417         69,980
                                                  -----------    -----------
Total expenses                                      1,232,077        154,125
                                                  -----------    -----------


Net income (loss)                                 $(1,056,067)   $   130,515
                                                  ===========    ===========

Net income (loss) per partnership unit (Note D)   $    (83.90)   $     10.36
                                                  ===========    ===========

Weighted average partnership units outstanding         12,587         12,593
                                                  ===========    ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                        ----------------
                                                 JUNE 30, 2001  JUNE 30,2000
                                                 -------------  ------------
REVENUES and GAINS (LOSSES):
     Income from direct financing leases
        and notes receivable                      $   570,383    $   578,136
     Gain (loss) on lease terminations               (210,967)        70,140
     Other                                             33,623         52,679
                                                  -----------    -----------
Total revenues and gains (losses)                     393,039        700,955
                                                  -----------    -----------


EXPENSES:
     Management fees                                   44,205         91,888
     Administrative services                           78,000         72,000
     Interest expense                                  82,723         48,450
     Depreciation expense                             327,281            -0-
     Provision for possible losses                    257,656         38,562
     Impairment loss                                  703,785            -0-
     Other                                             74,861         87,940
                                                  -----------    -----------
Total expenses                                      1,568,511        338,840
                                                  -----------    -----------


Net income (loss)                                 $(1,175,472)   $   362,115
                                                  ===========    ===========

Net income (loss) per partnership unit (Note D)   $    (93.39)   $     28.76
                                                  ===========    ===========

Weighted average partnership units outstanding         12,587         12,593
                                                  ===========    ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)




                                        GENERAL         LIMITED PARTNERS          TOTAL
                                        PARTNER         ----------------        PARTNERS'
                                       (10 UNITS)      UNITS       AMOUNTS       EQUITY
-------------------------------------------------------------------------------------------

Balance at December 31, 2000      $     7,747         12,583    $ 9,026,340    $ 9,034,087

Distributions to partners                (240)             0       (301,912)      (302,152)

Net loss                                  (95)             0       (119,310)      (119,405)

Withdrawals of limited partners             0             (5)        (3,776)        (3,776)
                                  ---------------------------------------------------------
Balance at March 31, 2001         $     7,412         12,578    $ 8,601,342    $ 8,608,754

Distributions to partners                (240)             0       (301,632)      (301,872)

Net loss                                 (839)             0     (1,055,228)    (1,056,067)

Withdrawals of limited partners             0            (10)        (6,839)        (6,839)
                                  ---------------------------------------------------------

Balance at June 30, 2001          $     6,333         12,568    $ 7,237,643    $ 7,243,976
                                  =========================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                        JUNE 30,       JUNE 30,
                                                          2001           2000
                                                        --------       --------
OPERATING ACTIVITIES
Net income (loss)                                    $(1,175,472)   $   362,115
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
     Loss (gain) on lease terminations                   210,967        (70,140)
     Depreciation and amortization                       327,281            349
     Provision for possible loan and lease losses        257,656         38,562
     Impairment loss                                     703,785            -0-
Changes in operating assets and liabilities:
     Other receivables                                    62,039         10,804
     Outstanding checks in excess of bank balance        (36,073)      (196,859)
     Due to affiliates                                      (257)       (20,994)
     Accrued expenses and other liabilities              (31,643)          (144)
                                                     -----------    -----------
Net cash from operating activities                       318,283        123,693
                                                     -----------    -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
 direct financing leases                                (510,412)    (1,230,485)
Issuance of notes receivable                                 -0-     (1,277,177)
Repayments of direct financing leases                  1,120,007        898,646
Repayments of notes receivable                           141,295        241,823
Proceeds from sale or early termination of
 direct financing leases and notes                       623,418      3,687,762
Net lease security deposits paid                         (18,088)       (54,490)
                                                     -----------    -----------
Net cash from investing activities                     1,356,220      2,266,079
                                                     -----------    -----------

FINANCING ACTIVITIES
Borrowings from line of credit                         1,462,952      2,877,596
Repayments of line of credit                          (2,522,685)    (4,343,891)
Withdrawals paid to partners                             (10,615)           -0-
Distributions paid to partners                          (604,144)      (601,247)
                                                     -----------    -----------
Net cash from financing activities                    (1,674,492)    (2,067,542)
                                                     -----------    -----------

Net increase in cash and cash equivalents                     11        322,230
Cash and cash equivalents at beginning of period             503          1,926
                                                     -----------    -----------
Cash and cash equivalents at end of period           $       514    $   324,156
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                        $    96,447    $    60,608

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                           June 30, 2001       December 31, 2000
                                            -------------      -----------------
Minimum lease payments receivable          $    8,319,627        $    9,933,179
Estimated residual values
  of leased equipment                             662,770               800,757
Unamortized initial direct costs                       19                   166
Unearned income                                (1,468,497)           (1,908,744)
Notes receivable                                1,510,208             1,654,728
                                           --------------        --------------
Net investment in direct financing
leases and notes receivable                $    9,024,127        $   10,480,086
                                           ==============        ==============

NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at June 30, 2001 was $1,314,690.

NOTE D - NET INCOME (LOSS) PER PARTNERSHIP UNIT
Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,587 for the periods from January 1, 2001 to June 30, 2001, compared to 12,593 for the periods from January 1, 2000 to March 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                        Six Months Ended  Six Months Ended
                                                         June 30, 2001      June 30, 2000
                                                         -------------      -------------

Income from direct financing leases and notes receivable   $ 570,383         $ 578,136
Gain (loss) on lease terminations                           (210,967)           70,140
Impairment loss                                             (703,785)              -0-
Management fees                                               44,205            91,888
Administrative services                                       78,000            72,000
Interest expense                                              82,723            48,450
Depreciation expense                                         327,281               -0-
Provision for possible losses                                257,656            38,562


The income derived from the partnership lease portfolio was $578,136 for the period ending June 30, 2000 and $570,383 for the period ending June 30, 2001. The Partnership's net investment in direct financing leases and notes receivable was $10,480,086 at June 30, 2000 and $9,696,127 at June 30, 2001.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the operation and/or sale of the equipment. The Partnership has engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. Depreciation expense on this equipment was $327,281 for the two quarters of 2001. In March of 2001 the Partnership signed an agreement to sell a portion of these phones for $286,114. The sale resulted in a loss of $115,475. The Partnership has a tentative agreement to sell the equipment and has written the equipment down to its expected sales price and incurred an impairment loss of $703,785. No assurance can be provided that the sale will be consummated or that the carrying value of the equipment will be realized.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These fees were $44,205 the first six months of 2001 compared to $91,888 for the first six months of 2000. The decreased management fees are due to a decrease in the gross rental payments, loan payments, and other financing payments received.

Administrative services of $78,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $13,000 per month for these services. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit that was obtained in January 1999. Interest expense for the first six months of 2001 was $82,723 compared to $48,450 for the same period of 2000, and is the result of borrowings on the line of credit, with the proceeds of the borrowings used to finance leases and notes receivable. The balance outstanding on the line of credit at June 30, 2001 was $1,314,690 compared to $2,374,423 at June 30, 2000.

At June 30, 2001, six customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $2,194,890. The schedule below itemizes the past due contracts. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment. At June 30, 2001, the allowance for possible losses was $1,011,194 and represents 11.2% of the lease and note portfolio of $9,024,127.

         Schedule of Customers that are Over 90 Days Past Due as of June 30,
2001:

                          Net Investment         Percent of NI     In Bankruptcy
                          -------------          -------------     -------------
Customer A                 $  957,832            10.6%             Yes
Customer B                    511,256            5.7%               No
Customer C                    242,651            2.7%               No
Customer D                    187,451            2.1%               No
Customer E                    175,677            2.0%              Yes
Customer F                    120,023            1.3%              Yes
                         ------------           ----
                           $2,194,890          24.4%
                         ============           ====

The telecommunications industry has seen a significant downturn in the last year that has adversely effected the Partnership. The allowance for possible losses has been increased to reflect the downturn in the industry. The allowance for possible losses has also been adjusted for customers past due over 90 days. The balance in allowance for losses is adjusted by the estimated market value of the underlying equipment. The estimated market value of this equipment is $1,372,651 as of June 30, 2001. Management continually reviews its reserves and will make further adjustments as needed.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office equipment and industrial equipment, representing approximately 47%, 17%, and 10%, respectively, of the portfolio at June 30, 2001. Two lessees account for approximately 20% of the Partnership's portfolio at June 30, 2001. One of these customers is past due over 90 days, as mentioned above and represents approximately 10% of the portfolio.

LIQUIDITY AND CAPITAL RESOURCES
                                             Six Months Ended Six Months Ended
                                               June 30,2001     June 30, 2000
                                               ------------     --------------
Major Cash Sources:
     Borrowings from line of credit              $1,462,952   $2,877,596
     Repayments of direct financing leases        1,120,007      898,646
     Repayments of notes receivable                 141,295      241,823
     Proceeds from termination of direct
      financing leases and notes receivable         623,418    3,687,762

Major Cash Uses:
     Purchases of equipment for direct
      financing leases                              510,412    1,230,485
     Issuance of notes receivable                       -0-    1,277,177
     Repayments of line of credit                 2,522,685    4,343,891
     Distributions paid to partners                 604,144      601,247

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at June 30, 2001 was $1,314,690.

At June 30, 2001, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of June 30,2001.


                                             Assets                                Liabilities
                              ---------------------------------            -------------------------
         Expected                 Fixed Rate           Average              Variable Rate    Interest
         Maturity Date         Notes Receivable     Interest Rate          Line of Credit      Rate
         -------------         ----------------     -------------          --------------      ----

         2001                  $     484,952           13.40%              $         -0-         -
         2002                        463,929           13.04%                  1,314,690       7.75%
         2003                        476,651           12.30%                        -0-         -
         2004                        396,510           11.02%                        -0-         -
         2005 & After                360,166            8.45%                        -0-         -
                               -------------                               -------------
         Total                 $   2,182,208                               $   1,314,690
                               =============                               =============

         Fair Value            $   2,182,208                               $   1,314,690
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)




Date:    August 13, 2001             /s/ Ronald O. Brendengen
         ---------------             ------------------------
                                         Ronald O. Brendengen,
                                         Chief Financial Officer,
                                         Treasurer



Date:    August 13, 2001             /s/ Daniel P. Wegmann
         ---------------             -------------------------
                                         Daniel P. Wegmann, Controller