Form 10-Q
period 2001-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2001-11-13
CIK 1045577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

As of October 19, 2001, 12,432 units were issued and outstanding. Based on the book value at September 30, 2001 of $511.57 per unit, the aggregate market value at October 19, 2001 was $6,359,838.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                                                               Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - September 30, 2001 and December 30, 2000                                              3

           Statements of Operations -
           Three months ended September 30, 2001 and 2000                                                         4

           Statements of Operations -
           Nine months ended September 30, 2001 and 2000                                                          5

           Statement of Changes in Partners' Equity - nine months ended September 30, 2001                        6

           Statements of Cash Flows - nine months ended September 30, 2001 and 2000                               7

           Notes to Financial Statements                                                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              11


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       11

Signatures                                                                                                       12

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                             September 30, 2001      December 31, 2000
                                                             ------------------      -----------------
ASSETS
   Cash and cash equivalents                                  $        518           $        503
   Net investment in direct financing leases
     and notes receivable (Note B)                               8,544,171             10,480,086
   Allowance for possible losses                                (1,098,461)              (739,699)
                                                              ------------           ------------
   Direct financing leases and notes receivable, net             7,445,710              9,740,387
   Other receivables                                               228,986                 67,742
   Equipment under operating lease                                 326,993              2,182,456
                                                              ------------           ------------
TOTAL ASSETS                                                  $  8,002,207           $ 11,991,088
                                                              ============           ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                          $  1,165,582           $  2,374,423
   Outstanding checks in excess of bank balance                     51,054                 46,201
   Due to affiliates                                                 3,487                  6,537
   Distributions payable to partners                                99,456                100,744
   Accrued expenses and other liabilities                           62,734                127,860
   Lease security deposits                                         260,028                301,236
                                                              ------------           ------------
TOTAL LIABILITIES                                                1,642,341              2,957,001
                                                              ------------           ------------

CONTINGENCY (Note E)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                  5,693                  7,747
   Limited partners, 12,422 and 12,583 units issued
     and outstanding at September 30, 2001 and
     December 31, 2000, respectively                             6,354,173              9,026,340
                                                              ------------           ------------
TOTAL PARTNERS' EQUITY                                           6,359,866              9,034,087
                                                              ------------           ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                        $  8,002,207           $ 11,991,088
                                                              ============           ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                  ---------------------------------------
                                                   SEPTEMBER 30, 2001   SEPTEMBER 30,2000
                                                   ------------------   -----------------
REVENUES AND GAINS (LOSSES):
     Income from direct financing leases
        and notes receivable                             $ 212,037          $ 308,726
     Gain (loss) on lease terminations                      44,487                663
     Other                                                   7,444             17,305
                                                         ---------          ---------
Total revenues and gains (losses)                          263,968            326,694
                                                         ---------          ---------

EXPENSES:
     Management fees                                        14,820             13,762
     Administrative services                                39,000             36,000
     Interest expense                                       23,838             27,268
     Depreciation expense                                   67,199                -0-
     Provision for possible losses                         110,164             44,080
     Impairment loss                                       480,800                -0-
     Other                                                  29,406             68,661
                                                         ---------          ---------
Total expenses                                             765,227            189,771
                                                         ---------          ---------

Net income (loss)                                        $(501,259)         $ 136,923
                                                         =========          =========

Net income (loss) per partnership unit (Note D)          $  (39.96)         $   10.87
                                                         =========          =========

Weighted average partnership units outstanding              12,545             12,593
                                                         =========          =========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                  ------------------------------------------
                                                                  SEPTEMBER 30, 2001       SEPTEMBER 30,2000
                                                                  ------------------       -----------------
REVENUES AND GAINS (LOSSES):
     Income from direct financing leases
        and notes receivable                                        $      782,420           $     886,862
     Gain (loss) on lease terminations                                    (166,480)                 70,803
     Other                                                                  41,067                  69,984
                                                                     -------------           -------------
Total revenues and gains (losses)                                          657,007               1,027,649
                                                                     -------------           -------------


EXPENSES:
     Management fees                                                        59,025                 105,650
     Administrative services                                               117,000                 108,000
     Interest expense                                                      106,561                  75,718
     Depreciation expense                                                  394,480                     -0-
     Provision for possible losses                                         367,820                  82,642
     Impairment loss                                                     1,184,585                     -0-
     Other                                                                 104,267                 156,601
                                                                     -------------           -------------
Total expenses                                                           2,333,738                 528,611
                                                                     -------------           -------------


Net income (loss)                                                    $  (1,676,731)          $     499,038
                                                                     =============           =============

Net income (loss) per partnership unit (Note D)                      $     (133.36)          $       39.63
                                                                     =============           =============

Weighted average partnership units outstanding                              12,573                  12,593
                                                                     =============           =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)



                                         GENERAL                   LIMITED PARTNERS                    TOTAL
                                         PARTNER                   ----------------                  PARTNERS'
                                       (10 UNITS)             UNITS            AMOUNTS                 EQUITY
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           $   7,747             12,583         $   9,026,340          $   9,034,087

Distributions to partners                   (240)                 0              (301,912)              (302,152)

Net loss                                     (95)                 0              (119,310)              (119,405)

Withdrawals of limited partners                0                 (5)               (3,776)                (3,776)
                                       -------------------------------------------------------------------------

Balance at March 31, 2001                  7,412             12,578             8,601,342              8,608,754

Distributions to partners                   (240)                 0              (301,632)              (301,872)

Net loss                                    (839)                 0            (1,055,228)            (1,056,067)

Withdrawals of limited partners                0                (10)               (6,839)                (6,839)
                                       -------------------------------------------------------------------------

Balance at June 30, 2001                   6,333             12,568             7,237,643              7,243,976

Distributions to partners                   (240)                 0              (300,008)              (300,248)

Net loss                                    (400)                 0              (500,859)              (501,259)

Withdrawals of limited partners                0               (146)              (82,603)               (82,603)
                                       -------------------------------------------------------------------------
Balance at September 30, 2001          $   5,693             12,422         $   6,354,173          $   6,359,866
                                       =========================================================================



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                                         2001              2000
                                                                                      -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                                     $(1,676,731)     $   499,038
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss (gain) on lease terminations                                                    166,480          (70,803)
     Deferred income                                                                          -0-           (4,329)
     Depreciation and amortization                                                        394,539              470
     Provision for possible loan and lease losses                                         367,820           82,642
     Impairment loss                                                                    1,184,585              -0-
Changes in operating assets and liabilities:
     Other receivables                                                                    318,149            9,093
     Outstanding checks in excess of bank balance                                           4,853         (149,369)
     Due to affiliates                                                                     (3,050)         (35,342)
     Accrued expenses and other liabilities                                               (65,126)          12,540
                                                                                      -----------      -----------
Net cash from operating activities                                                        691,519          343,940
                                                                                      -----------      -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases                 (753,277)      (3,808,308)
Issuance of notes receivable                                                             (532,249)      (1,632,189)
Repayments of direct financing leases                                                   1,401,572        1,242,213
Repayments of notes receivable                                                            179,532          281,912
Proceeds from sale or early termination of direct financing leases and notes            1,261,745
                                                                                                         3,949,683
Net lease security deposits collected (paid)                                              (41,208)         106,195
                                                                                      -----------      -----------
Net cash from investing activities                                                      1,516,115          139,506
                                                                                      -----------      -----------

FINANCING ACTIVITIES
Borrowings from line of credit                                                          2,075,843        5,253,621
Repayments of line of credit                                                           (3,284,684)      (4,835,019)
Distributions and withdrawals paid to partners                                           (998,778)        (903,479)
                                                                                      -----------      -----------
Net cash from financing activities                                                     (2,207,619)        (484,877)
                                                                                      -----------      -----------

Net increase in cash and cash equivalents                                                      15           (1,431)
Cash and cash equivalents at beginning of period                                              503            1,926
                                                                                      -----------      -----------
Cash and cash equivalents at end of period                                            $       518      $       495
                                                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                         $   122,061      $    74,763
Not readily marketable security received in lease transaction                                 -0-           99,787

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:


                                                                    September 30, 2001      December 31, 2000
                                                                    ------------------      -----------------
Minimum lease payments receivable                                    $    7,231,110         $    9,933,179
Estimated residual values of leased equipment                               592,736                800,757
Unamortized initial direct costs                                                 13                    166
Unearned income                                                          (1,273,911)            (1,908,744)
Notes receivable                                                          1,994,223              1,654,728
                                                                     --------------         --------------
Net investment in direct financing leases and notes receivable       $    8,544,171         $   10,480,086
                                                                     ==============         ==============


NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit is $4,400,000 (limited by 32% of qualified accounts) and matures June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at September 30, 2001 was $1,165,582.

NOTE D - NET INCOME (LOSS) PER PARTNERSHIP UNIT
Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners), which were 12,573 and 12,593 for the nine months ended September 30, 2001, and 2000, respectively. The weighted average number of units for the three months ended September 30, 2001, and 2000, were 12,545 and 12,593, respectively.

NOTE E - CONTINGENCY
The General Partner has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have sufficient liquid assets to repay such amounts. The General Partner is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Income derived from direct financing leases and notes receivable was $782,420 for the nine months ending September 30, 2001 and $886,862 for the same period of 2000. The net investment in direct financing leases and notes receivable was $8,544,171 at September 30, 2001 and $13,461,720 at September 30, 2000.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the operation and/or sale of the equipment. The Partnership has engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. Depreciation expense on this equipment was $394,480 for the first three quarters of 2001. In March of 2001 the Partnership signed an agreement to sell a portion of these phones for $286,114. The sale resulted in a loss of $115,475. The Partnership had a tentative agreement to sell the remaining equipment and has written the equipment down to its expected sales price and incurred an impairment loss of $1,084,585. This sale was not consummated and the Partnership continues to pursue buyers for the equipment. No assurance can be provided that the equipment will be sold or that the carrying value of the equipment will be realized. The Partnership also took an additional impairment loss of $100,000 on unrelated equipment under operating lease to write the equipment down to its estimated value.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These fees were $59,025 the first nine months of 2001 compared to $105,650 for the same period of 2000. The decreased management fees are due to a decrease in the gross rental payments, loan payments, and other financing payments received.

Administrative services of $117,000 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner $13,000 per month for these services. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense for the first nine months of 2001 was $106,561 compared to $75,718 for the same period of 2000, and is the result of borrowings on the line of credit, with the proceeds of the borrowings used to finance leases and notes receivable. The balance outstanding on the line of credit at September 30, 2001 was $1,165,582.

At September 30, 2001, seven customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $2,660,517. The schedule below itemizes the past due contracts. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment. At September 30, 2001, the allowance for possible losses was $1,098,461 and represents 12.9% of the lease and note portfolio of $8,544,171.

           Schedule of Customers that are Over 90 Days Past Due as of September 30, 2001
               Net Investment     % of Net Investment        In Bankruptcy
               --------------     -------------------        -------------
Customer A     $     957,832                 11.2%                Yes
Customer B           762,952                  8.9%                Yes
Customer C           268,633                  3.1%                No
Customer D           200,410                  2.4%                Yes
Customer E           182,484                  2.1%                No
Customer F           174,677                  2.0%                Yes
Customer G           113,529                  1.3%                Yes
               -------------                 ----
               $   2,660,517                 31.0%
               =============                 ====


The telecommunications industry has seen a significant downturn in the last year that has adversely affected the Partnership. The allowance for possible losses has been increased to reflect the downturn in the industry. The allowance for possible losses has also been adjusted for customers past due over 90 days. Management continually reviews its reserves and will make further adjustments as needed.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office equipment, and industrial equipment, representing approximately 48%, 16%, and 12%, respectively, of the portfolio at September 30, 2001. Two lessees account for approximately 22% of the Partnership's portfolio at September 30, 2001. One of these customers is past due over 90 days, as mentioned above and represents approximately 11% of the portfolio.


LIQUIDITY AND CAPITAL RESOURCES



                                                                 Nine Months Ended      Nine Months Ended
Major Cash Sources:                                              September 30,2001      September 30, 2000
-------------------                                              -----------------      ------------------
     Borrowings from line of credit                                $   2,075,843          $  5,253,621
     Repayments of direct financing leases                             1,401,572             1,242,213
     Repayments of notes receivable                                      179,532               281,912
     Proceeds from termination of direct financing
        leases and notes receivable                                    1,261,745             3,949,683

Major Cash Uses:
----------------
     Purchases of equipment for direct financing leases                  753,277             3,808,308
     Issuance of notes receivable                                        532,249             1,632,189
     Repayments of line of credit                                      3,284,684             4,835,019
     Distributions and withdrawals paid to partners                      998,778               903,479


In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit is $4,400,000 (limited by 32% of qualified accounts) and matures June 30, 2002. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at September 30, 2001 was $1,165,582.

At September 30, 2001, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases and notes. However, the Partnership has not yet achieved an earnings level equivalent to its operating distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of September 30,2001.


                                             Assets                                Liabilities
                               ----------------------------------          ---------------------------
         Expected                 Fixed Rate           Average              Variable Rate    Interest
         Maturity Date         Notes Receivable     Interest Rate          Line of Credit      Rate
         -------------         ----------------     -------------          --------------    ---------
         2001                  $     367,348           14.88%              $         -0-         -
         2002                        418,049           14.62%                  1,165,582       7.00%
         2003                        450,574           14.05%                        -0-         -
         2004                        348,495           13.19%                        -0-         -
         2005 & Thereafter           409,757           11.78%                        -0-         -
                               -------------                               -------------
         Total                 $   1,994,223                               $   1,165,582
                               =============                               =============

         Fair Value            $   1,994,223                               $   1,165,582
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date:    November 2, 2001                   /s/ Ronald O. Brendengen
                                            -----------------------------------
                                            Ronald O. Brendengen,
                                            Chief Financial Officer, Treasurer



Date:    November 2, 2001                   /s/ Daniel P. Wegmann
                                            -----------------------------------
                                            Daniel P. Wegmann, Controller