Form 10-K405
period 2001-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2002-03-26
CIK 1045577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                       Commission file number - 000-25593


                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                                 39-1904041
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              701 Tama Street, Marion, Iowa               52302
          --------------------------------------       ----------
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

As of March 1, 2002, 12,412 units were issued and outstanding. Based on the book value of $410.51 per unit at December 31, 2001, the aggregate market value at March 1, 2002 was $5,095,250.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                              PAGE
                                     PART I

Item 1.     Business ......................................................    3
Item 2.     Properties ....................................................    5
Item 3.     Legal Proceedings .............................................    5
Item 4.     Submission of Matters to a Vote of Unit Holders ...............    5


                                     PART II

Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters ................................    5
Item 6.     Selected Financial Data .......................................    5
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................    6
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ....   10
Item 8.     Financial Statements and Supplementary Data ...................   10
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .....................   26


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ............   26
Item 11.    Executive Compensation ........................................   27
Item 12.    Security Ownership of Certain Beneficial Owners and Management    28
Item 13.    Certain Relationships and Related Transactions ................   28


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   28

SIGNATURES ................................................................   29
EXHIBIT INDEX .............................................................   30

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

A significant portion of the Partnership's business is and is intended to be with customers who are in the telecommunications industry. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission ("FCC") and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnership's customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. Management does not expect regulation to have any significant negative impact upon the business of the Partnership.

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

The Partnership intends to acquire primarily telecommunications equipment (specifically pay telephones and call processing equipment) that is leased to third parties. The Partnership has also acquired and will acquire other types of equipment that is generally subject to leases. During 2001 the Partnership acquired equipment subject to leases with a cost of $793,134. All of this equipment has been leased.

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

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems to be used in hotels, hospitals, colleges, universities, correctional institutions, and other locations. Although the Partnership will concentrate its equipment acquisitions in telecommunications equipment, it will also acquire other types of equipment that meet the investment objectives of the Partnership.

The Partnership's equipment leases are concentrated in pay telephones, industrial equipment, and computer equipment representing approximately 49%, 18%, and 23% of the Partnership's direct finance lease and notes receivable portfolio at December 31, 2001, respectively. For the year ended December 31, 2001, no individual customers accounted for more than 10% of the income from direct financing leases and notes receivable. Three customers account for approximately 34% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2001.

The telecommunications industry has seen a significant downturn in the last year that has adversely affected the Partnership. The value of payphones and payphone routes has declined substantially in recent years and is due to various factors, including but not limited to the following:

      -  Lack of sufficient dial around revenues for payphone operators
      -  Decrease in usage of payphones, due to the use of mobile phones, etc.
      - Lack of economies of scale being achieved with the cost of lines purchased from local exchange carriers
      -  Lack of available capital for payphone operators
      -  Decrease in the number of payphone operators

Management believes that these conditions may be overcome if current lobbying efforts are successful and economic conditions become more favorable for payphone operators. However, no assurance can be given that any of these conditions may improve or that current values in the telecommunications industry will not continue to decline.

The leasing industry is highly competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate). The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

ITEM 2. PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment, industrial equipment, and computer equipment, as described in Item 1.

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

                                               Number of Partners
            Title of Class                       at March 1, 2002
            -----------------------------------------------------
            Limited Partner                                   674
            General Partner                                     1

Distributions are paid to Partners on a monthly basis. Through December 31, 2001 distributions paid or payable to Partners over the life of the Partnership have been $3,622,350. As of December 31, 2001 the Partnership had accrued distributions to Partners of $99,296.


ITEM 6. SELECTED FINANCIAL DATA

                                                                                                  Period from
                                                                                                 Aug. 26, 1997
                              Year Ended       Year Ended       Year Ended      Year Ended     (Date of Incept.)
                             Dec. 31, 2001    Dec. 31, 2000    Dec. 31, 1999   Dec. 31, 1998   to Dec. 31, 1997
                             -------------    -------------    -------------   -------------   ----------------
Total revenue                $    912,425     $  1,378,819     $  1,172,549    $    377,483     $         77
Net income (loss)              (2,633,022)        (399,728)         676,665         157,464             (407)
Total assets                    6,399,122       11,991,088       13,196,905       5,053,409           10,593
Line of credit agreement          898,873        2,374,423        1,973,142             -0-              -0-
Distributions to partners       1,202,320        1,208,928          886,545         324,559              -0-
Earnings (loss) per unit          (210.04)          (31.74)           72.99           46.18           (40.70)
Distributions per unit              95.91            96.00            95.63           95.18              -0-

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                              Year Ended       Year Ended      Year Ended
                                             Dec. 31, 2001    Dec. 31, 2000   Dec. 31, 1999
                                             -------------    -------------   -------------
  Lease and notes receivable income          $  1,013,484     $  1,229,141    $  1,110,646
  Gain (loss) on lease terminations              (150,796)          70,238             (99)
  Interest and other income                        49,737           79,440          62,002
  Management fees                                  74,249          124,738          53,677
  Administrative service fees                     156,000          144,000          84,000
  Other general & administrative expenses         169,480          214,798         107,662
  Interest expense                                123,879          145,390          96,135
  Depreciation expense                            394,481              -0-             -0-
  Impairment loss                               1,299,457          584,966             -0-
  Provision for possible losses                 1,327,901          564,655         154,410

The decrease in lease and notes receivable income in 2001 compared to 2000 and 1999 is due to a smaller portfolio of direct financing leases and notes receivable and a significant number of lease and note contracts that are past due over 90 days, at which time the Partnership places these contracts on a non-accrual basis, as discussed below. The Partnership's net investment in direct financing leases and notes receivable was $13,423,757 at December 31, 1999, $10,480,086 at December 31, 2000, and $8,247,891 at December 31, 2001.
During 2000, the Partnership acquired equipment for direct financing leases of $4,155,148 and issued notes receivable in the amount of $1,752,939. During 2001, the Partnership acquired equipment for direct financing leases of $793,134 and issued notes receivable in the amount of $532,249. Interest and other income of $49,737 in 2001 is primarily interest income on a money market account and other investments, late charges on lease payments, and loan origination fees.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically an amount exceeding the net investment. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees or issue notes receivable to other customers. For 2001, the proceeds from early contract terminations were $1,634,435, resulting in a loss of $150,796. For 2000, the proceeds from early contract terminations were $3,948,093, resulting in a gain of $70,238.

Management fees are paid to the General Partner and represent 2% of the rental and note payments received. Payments received in the years ended December 31 are as follows:

                                          2001          2000          1999
                                       ----------    ----------    ----------
  Rental and note payments received    $3,712,450    $6,236,900    $2,683,850

The Partnership paid a monthly administrative service fee to the General Partner of $7,000 in 1999, $12,000 in 2000, and $13,000 in 2001. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

Interest expense in 2001 was $123,879, compared to $145,390 in 2000 and $96,135 in 1999, and is the result of borrowings on the line of credit agreement. The line of credit is used to invest in direct financing leases and issue notes receivable, and for operations of the

Partnership. The balance outstanding on the line of credit at December 31, 2001 was $898,873.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of receivables. The Partnership engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. Depreciation expense on this equipment was $394,481 for 2001. In March of 2001 the Partnership signed an agreement to sell a portion of these phones for $286,114. The sale resulted in a loss of $115,476. In the fourth quarter, the Partnership agreed to sell the remaining equipment to the company that was operating the phones for $224,000. The Partnership has written the equipment down to this sales price and incurred an impairment loss of $1,124,457 on the equipment in 2001, in addition to an impairment loss of $584,966 in 2000. During 2001, the additional losses on this equipment were a result of a substantial loss in the number of operable payphones and also due to the general decline in payphone equipment, as described in item 1. Many payphone site owners signed contracts with other payphone operators as a result of ATI's bankruptcy filing.

The Partnership repossessed equipment, primarily office furniture, from another lessee during the third quarter of 2001. An impairment loss of $175,000 was taken in 2001 to write this equipment down to its estimated value of $23,949 at December 31, 2001. This equipment was sold in February, 2002 for $25,000.

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has an allowance of $2,059,034 or 25% of the lease and note portfolio as of December 31, 2001. The Partnership's provision for possible loan and lease losses was $1,327,901 in 2001 and $564,655 in 2000, and is the result of various lease and note contract delinquencies and bankruptcy filings by several customers. Management will continue to monitor the portfolio of leases and notes adjust the allowance for possible loan and lease losses accordingly.

At December 31, 2001, eight customers were past due over 90 days or had filed bankruptcy through March 1, 2002. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $3,209,236. Management's increase in the provision for possible loan and lease losses is primarily the result of the necessity to increase the allowance related to these eight customers. The schedule below itemizes these contracts. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

                        Net Investment       % of Portfolio      In Bankruptcy
                        --------------       --------------      -------------
      Customer A         $    182,483              2.2%                No
      Customer B              106,233              1.3%               Yes
      Customer C              796,519              9.7%               Yes
      Customer D              762,952              9.3%               Yes
      Customer E              184,390              2.2%               Yes
      Customer F              174,677              2.1%               Yes
      Customer G              448,995              5.4%               Yes
      Customer H              552,987              6.7%               Yes
                         ------------            -----
                         $  3,209,236             38.9%
                         ============            =====

The telecommunications industry has seen a significant downturn in the last year that has adversely affected the Partnership. The allowance for possible losses has been increased to reflect the downturn in the industry and has also been adjusted to reflect the increase in customers past due over 90 days or that have filed for bankruptcy. The above net investment on delinquencies of $3,209,236 represents approximately 39% of the Partnership's total portfolio of leases and notes. Management believes its allowance for possible loan and lease losses of $2,059,034 is adequate for these customers and the remainder of the portfolio at December 31, 2001, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the allowance for possible loan and lease losses will not be necessary.

Other general and administrative expenses consists of legal and accounting, data processing, amortization, office supplies, and other miscellaneous expenses. These expenses totalled $107,662 in 1999, $214,798 in 2000, and $169,480 in
2001.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2001, the net proceeds of the private program, TIF IX, and TIF X have been invested in specific equipment. TIF IX is in its liquidation phase and must be dissolved by December 31, 2005. TIF X entered its liquidation phase on December 31, 1999 and must be dissolved by December 31, 2002. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                       Year Ended        Year Ended        Year Ended
                                                      Dec. 31, 2001     Dec. 31, 2000     Dec. 31, 1999
                                                      -------------     -------------     -------------
  Major Cash Sources (Uses):
  Net cash from operating activities                  $    320,471      $    518,790      $  1,092,606
  Contribution and sale of partnership units                   -0-               -0-         6,799,000
  Proceeds from line of credit borrowings                2,604,209         6,734,105         3,263,945
  Repayments/terminations of leases & notes              3,538,682         6,089,216         1,572,948
  Acquisitions of equip for direct finance leases         (793,134)       (4,155,148)       (7,066,480)
  Issuance of Notes Receivable                            (532,249)       (1,752,939)       (3,293,410)
  Repayments of line of credit borrowings               (4,079,759)       (6,332,824)       (1,290,803)
  Distributions & withdrawals paid to partners          (1,307,217)       (1,205,711)         (834,056)
  Payment of Syndication Costs                                 -0-               -0-          (849,875)

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2001, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available to it under its line of credit agreement.

The Partnership obtained a line of credit agreement with a bank in January 1999 that allowed the Partnership to borrow the lesser of $2.0 million, or 32% of the Partnership's qualified accounts as defined in the agreement, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the limit from $2.0 million to $4.4 million (limited by 32% of qualified accounts, or $1,114,000 at December 31, 2001) and extend the maturity date from June 30, 2000, to June 30, 2002. The line of credit agreement bears interest at 1% above the prime rate, with a $4,000 minimum monthly interest charge beginning in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The balance outstanding on the line of credit at December 31, 2001 was $898,873.

Cash flow from operating activities was $320,471 for 2001 and is derived from the leasing operations of the Partnership, resulting from the income from direct financing leases and notes received less operating expenses. During 2001, the Partnership acquired equipment for direct financing leases of $793,134 and issued notes receivable of $532,249, funded from borrowings from the line of credit, and the proceeds from the repayment and termination of leases and notes. The proceeds relating to repayments of these leases and notes, including early terminations totalled $3,538,682 in 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of December 31, 2001.

                                        Assets                              Liabilities
                           ----------------------------------      ---------------------------
       Expected               Fixed Rate           Average          Variable Rate     Interest
     Maturity Date         Notes Receivable     Interest Rate      Line of Credit       Rate
     -------------         ----------------     -------------      --------------       ----
       2002                  $    824,503          15.24%           $    898,873        5.75%
       2003                       592,468          15.08%                    -0-          --
       2004                       541,615          14.89%                    -0-          --
       2005                       441,913          14.70%                    -0-          --
       2006                       564,208          13.61%                    -0-          --
                             ------------                           ------------
       Total                 $  2,964,707                           $    898,873
                             ============                           ============

       Fair Value            $  2,612,000                           $    898,873
                             ============                           ============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 2001, 2000, and 1999 are included in Item 8:

        Independent Auditors' Report
        Balance Sheets
        Statements of Operations
        Statements of Changes in Partners' Equity
        Statements of Cash Flows
        Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund XI, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund XI, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 1, 2002

TELECOMMUNICATIONS INCOME FUND XI, L.P.

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS (Note 6)                                                                 2001              2000

  Cash and cash equivalents                                                 $        520      $        503
  Net investment in direct financing leases
    and notes receivable (Note 2)                                              8,247,891        10,480,086
  Allowance for possible loan and lease losses (Note 3)                       (2,059,034)         (739,699)
                                                                            ------------      ------------
  Direct financing leases and notes receivable, net                            6,188,857         9,740,387
  Other receivables                                                              185,796            67,742
  Equipment under operating lease (Note 4)                                        23,949         2,182,456
                                                                            ------------      ------------

TOTAL                                                                       $  6,399,122      $ 11,991,088
                                                                            ============      ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Line-of-credit agreement (Note 6)                                         $    898,873      $  2,374,423
  Outstanding checks in excess of bank balance                                    12,586            46,201
  Due to affiliates                                                                2,981             6,537
  Distributions payable to partners                                               99,296           100,744
  Accounts payable and accrued expenses                                           63,880           127,860
  Lease security deposits                                                        226,211           301,236
                                                                            ------------      ------------
         Total liabilities                                                     1,303,827         2,957,001
                                                                            ------------      ------------

CONTINGENCY (Note 11)

PARTNERS' EQUITY, 25,000 units authorized (Note 5):
  General partner, 10 units issued and outstanding                                 4,693             7,747
  Limited partners, 12,402 units issued and outstanding at
    December 31, 2001 and 12,583 units outstanding at December 31, 2000        5,090,602         9,026,340
                                                                            ------------      ------------
         Total partners' equity                                                5,095,295         9,034,087
                                                                            ------------      ------------

TOTAL                                                                       $  6,399,122      $ 11,991,088
                                                                            ============      ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       2001              2000              1999

REVENUES:
  Income from direct financing leases
    and notes receivable                           $  1,013,484      $  1,229,141      $  1,110,646
  Gain (loss) on lease terminations                    (150,796)           70,238               (99)
  Interest and other income                              49,737            79,440            62,002
                                                   ------------      ------------      ------------
         Total revenues                                 912,425         1,378,819         1,172,549
                                                   ------------      ------------      ------------

EXPENSES:
  Management and administrative fees (Note 7)           230,249           268,738           137,677
  Other general and administrative expenses             169,480           214,798           107,662
  Interest expense                                      123,879           145,390            96,135
  Depreciation expense (Note 4)                         394,481                --                --
  Impairment loss (Note 4)                            1,299,457           584,966                --
  Provision for possible loan and lease
    losses (Note 3)                                   1,327,901           564,655           154,410
                                                   ------------      ------------      ------------
         Total expenses                               3,545,447         1,778,547           495,884
                                                   ------------      ------------      ------------

NET INCOME (LOSS)                                  $ (2,633,022)     $   (399,728)     $    676,665
                                                   ============      ============      ============

NET INCOME (LOSS) ALLOCATED TO:
  General partner                                  $     (2,094)     $       (317)     $        730
  Limited partners                                   (2,630,928)         (399,411)          675,935
                                                   ------------      ------------      ------------
                                                   $ (2,633,022)     $   (399,728)     $    676,665
                                                   ============      ============      ============

NET INCOME (LOSS) PER PARTNERSHIP UNIT             $    (210.04)     $     (31.74)     $      72.99
                                                   ============      ============      ============

WEIGHTED AVERAGE PARTNERSHIP UNITS OUTSTANDING           12,536            12,593             9,271
                                                   ============      ============      ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                            GENERAL            LIMITED PARTNERS              TOTAL
                                                            PARTNER        -------------------------        PARTNERS'
                                                           (10 UNITS)       UNITS          AMOUNT            EQUITY
                                                           ----------      -------      ------------      ------------

BALANCE AT DECEMBER 31, 1998                               $    9,254        5,784      $  4,894,244      $  4,903,498

  Proceeds from sale of limited partnership interests              --        6,799         6,799,000         6,799,000

  Syndication costs incurred (Note 7)                              --           --          (849,875)         (849,875)

  Distributions to partners ($95.63 per unit) (Note 5)           (960)          --          (885,585)         (886,545)

  Net income                                                      730           --           675,935           676,665
                                                           ----------      -------      ------------      ------------

BALANCE AT DECEMBER 31, 1999                                    9,024       12,583        10,633,719        10,642,743

  Distributions to partners ($96.00 per unit) (Note 5)           (960)          --        (1,207,968)       (1,208,928)

  Net loss                                                       (317)          --          (399,411)         (399,728)
                                                           ----------      -------      ------------      ------------

BALANCE AT DECEMBER 31, 2000                                    7,747       12,583         9,026,340         9,034,087

  Distributions to partners ($95.91 per unit) (Note 5)           (960)          --        (1,201,360)       (1,202,320)

  Withdrawal of limited partners                                   --         (181)         (103,450)         (103,450)

  Net loss                                                     (2,094)          --        (2,630,928)       (2,633,022)
                                                           ----------      -------      ------------      ------------

BALANCE AT DECEMBER 31, 2001                               $    4,693       12,402      $  5,090,602      $  5,095,295
                                                           ==========      =======      ============      ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                 2001              2000              1999

OPERATING ACTIVITIES:
  Net income (loss)                                          $ (2,633,022)     $   (399,728)     $    676,665
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    (Gain) loss on lease terminations                             150,796           (70,238)               99
    Amortization of intangibles                                        63               545             1,229
    Provision for possible loan and lease losses                1,327,901           564,655           154,410
    Impairment loss                                             1,299,457           584,966                --
    Depreciation                                                  394,481                --                --
    Changes in operating assets and liabilities:
      Other receivables                                          (118,054)          (56,663)          (11,079)
      Outstanding checks in excess of bank balance                (33,615)         (150,658)          196,859
      Due to affiliates                                            (3,556)          (35,376)           37,541
      Accounts payable and accrued expenses                       (63,980)           81,287            36,882
                                                             ------------      ------------      ------------
         Net cash from operating activities                       320,471           518,790         1,092,606
                                                             ------------      ------------      ------------

INVESTING ACTIVITIES:
  Acquisitions of, and purchases of equipment for,
    direct financing leases                                      (793,134)       (4,155,148)       (7,066,480)
  Repayments of direct financing leases                         1,719,419         1,819,409         1,280,730
  Proceeds from termination of direct financing leases          1,634,435         3,948,093            11,731
  Proceeds from sale of equipment under operating lease           324,040                --                --
  Repayments of notes receivable                                  184,828           321,714           280,487
  Issuance of notes receivable                                   (532,249)       (1,752,939)       (3,293,410)
  Net lease security deposits collected (paid)                    (75,025)          103,088           107,338
                                                             ------------      ------------      ------------
         Net cash from investing activities                     2,462,314           284,217        (8,679,604)
                                                             ------------      ------------      ------------

FINANCING ACTIVITIES:
  Contribution and sale of partnership units                           --                --         6,799,000
  Proceeds from borrowings                                      2,604,209         6,734,105         3,263,945
  Repayment of borrowings                                      (4,079,759)       (6,332,824)       (1,290,803)
  Proceeds from related party borrowing                                --                --           600,000
  Repayment of related party borrowing                                 --                --          (600,000)
  Distributions and withdrawals paid to partners               (1,307,218)       (1,205,711)         (834,056)
  Payment of syndication costs                                         --                --          (849,875)
                                                             ------------      ------------      ------------
         Net cash from financing activities                    (2,782,768)         (804,430)        7,088,211
                                                             ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   17            (1,423)         (498,787)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        503             1,926           500,713
                                                             ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $        520      $        503      $      1,926
                                                             ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                              $    141,979      $    139,425      $     79,320
  Noncash investing activities - Conversion of leases
    to equipment under operating lease                            198,947         2,767,422                --
  Noncash investing activities - Conversion of equipment
    under operating leases to note receivable                     224,000                --                --

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND XI, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


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

      The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The Partnership will also provide financing to customers under a note agreement. Certain agreements exceed 10% of the Partnership's direct finance lease and notes receivable portfolio. On December 23, 2004 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2012, or earlier, upon the occurrence of certain events (see Note 5).

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

      Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the allowance for possible loan and lease losses.

      Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. Also, the used equipment market, particularly the telecommunications market, can be volatile. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

      CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment and office and computer equipment representing approximately 49%, 18%, and 23% of the portfolio at December 31, 2001 and 55%, 9% and 15% of the portfolio at December 31, 2000, respectively.

      Three customers account for approximately 34% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2001.

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

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2001 and 2000:

                                                                 2001              2000

      Minimum lease payments receivable                      $  5,768,242      $  9,933,179
      Estimated unguaranteed residual values                      455,000           800,757
      Unamortized initial direct costs                                  9               166
      Unearned income                                            (940,067)       (1,908,744)
      Notes receivable, collateralized primarily by pay
        telephone equipment and related site agreements,
        11.7% to 17.3%, maturing through 2006                   2,964,707         1,654,728
                                                             ------------      ------------
      Net investment in direct financing leases and
        notes receivable                                     $  8,247,891      $ 10,480,086
                                                             ============      ============

      At December 31, 2001, contractual principal maturities of notes receivable, future minimum payments to be received under direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of direct financing leases are as follows:

                                                    MINIMUM        ESTIMATED
                                   CONTRACTUAL       LEASE        UNGUARANTEED
                                    PRINCIPAL       PAYMENTS        RESIDUAL
                                    MATURITIES     RECEIVABLE        VALUES
      Years ending December 31:
              2002                  $  824,503     $3,245,753       $ 90,220
              2003                     592,468      1,645,485         74,445
              2004                     541,615        759,186        260,474
              2005                     441,913         95,991         28,361
              2006                     564,208         21,827          1,500
                                    ----------     ----------       --------
              Total                 $2,964,707     $5,768,242       $455,000
                                    ==========     ==========       ========

      The Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $184,390 and $225,000 at December 31, 2001 and 2000, respectively.

      Five customers accounted for 10% or more of the amount of income from direct financing leases and notes receivable during one or more of the periods presented, as follows:

                                               2001     2000     1999
      Customer A                                --%       4%      17%
      Customer B                                --        6       12
      Customer C                                 4       14        9
      Customer D                                --        2       28
      Customer E                                 6       10       --


3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 2001 and 2000 is as follows:

                                          2001           2000           1999

      Balance at beginning of year     $  739,699     $  239,857     $   87,818
        Provision                       1,327,901        564,655        154,410
        Charge-offs                        (8,566)       (64,813)        (2,371)
                                       ----------     ----------     ----------
      Balance at end of year           $2,059,034     $  739,699     $  239,857
                                       ==========     ==========     ==========

      The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $1,706,000, $586,760 and $0 and a general unallocated allowance of $353,034, $152,939 and $239,857, respectively, at December 31, 2001, 2000 and 1999.

      At December 31, 2001, the Partnership had eight customers with payments over 90 days past due or that have filed bankruptcy subsequent to year end through March 1, 2002. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $3,209,236. Management has provided a specific allowance of $1,706,000 at December 31, 2001 related to these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining balances. At December 31, 2000, the Partnership had five customers with payments over 90 days past due or that had filed for bankruptcy. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $1,178,818. Management provided a specific allowance of $523,000 at December 31, 2000 related to these customers. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

4.    EQUIPMENT UNDER OPERATING LEASE

      In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. due to nonpayment of lease receivables. The remaining net equipment cost, representing primarily pay phones, was expected by management to be recovered through the operation and/or sale of the equipment at December 31, 2000. Such equipment cost was adjusted for an impairment loss of $584,966, to reflect management's estimated fair market value of the equipment. In March 2001, a portion of the equipment was sold for $286,114 and the Partnership recorded a loss of $115,476. The equipment was depreciated in the amount of $394,481 during 2001 and additional impairments were recorded during the second and third quarters totaling $1,124,457 to the expected sales price. The remainder of the equipment was sold for $224,000 at no gain or loss to the Partnership.

      The significant impairment of equipment in 2001 resulted because the payphone site lease contracts were not accepted by the trustee during the bankruptcy of Alpha Telecommunications, Inc. Without the contracts in place, the value of the payphones decreased significantly. Additionally, the market value of payphones decreased due to the general decline experienced in the industry.

      In September 2001, the Partnership exercised its right to repossess the assets leased to a lessee due to nonpayment of lease receivables. Such equipment cost was adjusted for an impairment loss of $175,000, to reflect management's estimated fair market value of the equipment of $23,949 at December 31, 2001. This equipment was sold in February 2002 for $25,000.

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

6.    BORROWING AGREEMENTS

      In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases, and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. At December 31, 2001 the borrowing limit was $1,114,000. The line of credit agreement bears interest at 1% over the prime rate (combined rate of 5.75% and 10.5% at December 31, 2001 and 2000, respectively), with a $4,000 minimum monthly interest charge which began in July 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line-of-credit at December 31, 2001 was $898,873.

7.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was $34,714, $265,066 and $490,123 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 2001, 2000 and 1999, those management fees aggregated $74,249, $124,738 and $53,677, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $156,000, $144,000 and $84,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      As a part of the issuance of partnership units, the Partnership paid commissions of 9% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 3.5% of the gross proceeds to the General Partner. These fees, which amounted to $849,875 for the year ended December 31, 1999, were recorded as syndication costs and charged directly to partners' equity.

8.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                     2001                            2000                            1999
                          --------------------------      --------------------------      --------------------------
                                              PER                             PER                             PER
                             AMOUNT           UNIT           AMOUNT           UNIT           AMOUNT           UNIT
                          ------------     ---------      ------------     ---------      ------------     ---------

Net income (loss) for
  financial reporting
  purposes                $ (2,633,022)    $ (210.04)     $   (399,728)    $  (31.74)     $    676,665     $   72.99
Adjustment to convert
  direct financing
  leases to operating
  leases for income
  tax purposes              (1,792,061)      (142.95)       (1,463,116)      (116.19)       (1,328,591)      (143.31)
Net change in
  allowance for
  possible loan and
  lease losses               1,319,335        105.24           499,842         39.69           152,039         16.40
Impairment loss on
  equipment                  1,299,457        103.66           584,966         46.45
Gain on lease
  terminations                  19,016          1.52         1,556,215        123.58                --            --
                          ------------     ---------      ------------     ---------      ------------     ---------
Net income (loss) for
  income tax
  reporting purposes      $ (1,787,275)    $ (142.57)     $    778,179     $   61.79      $   (499,887)    $  (53.92)
                          ============     =========      ============     =========      ============     =========


9.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value amounts disclosed below are based on estimates prepared by management based on valuation methods appropriate in the circumstances. Accounting principles generally accepted in the United States of America do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, other receivables and short-term payables approximates their fair value because of the short maturity of those instruments. The carrying value of the Partnership's line of credit agreement approximates its fair value due to the variable rate on the debt. The estimated fair value of notes receivable is based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 2001 and 2000:

                                     2001                        2000
                           ------------------------    ------------------------
                            CARRYING        FAIR        CARRYING        FAIR
                             AMOUNT         VALUE        AMOUNT         VALUE
                           ----------    ----------    ----------    ----------

      Notes receivable     $2,964,707    $2,612,000    $1,654,728    $1,615,000

10.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                2001 QUARTERS
                                -------------------------------------------------------------------------------
                                   FIRST            SECOND           THIRD           FOURTH             2001
                                -----------      -----------      -----------      -----------      -----------

      Revenues                  $   217,029      $   176,010      $   263,968      $   255,418      $   912,425
      Expenses                      336,434        1,232,077          665,227        1,311,709        3,545,447
      Net loss                     (119,405)      (1,056,067)        (401,259)      (1,056,291)      (2,633,022)

      Net loss per
        partnership unit        $     (9.48)     $    (83.90)     $    (31.99)     $    (84.67)     $   (210.04)

      Expenses for the first quarter of 2001 include depreciation of $181,887 on equipment held under operating leases (see Note 4 related to such equipment). Expenses for the second quarter include depreciation, loss on sale and impairment loss on equipment held under operating leases of $145,410, $115,476 and $703,785, respectively. Expenses for the third quarter include depreciation and impairment loss on equipment held under operating leases of $67,199 and $380,800, respectively. Expenses for the fourth quarter include an impairment loss on equipment held under operating leases of $39,872 and an increase in the provision for possible loan and lease losses of $952,000 due primarily to the significant increase in amounts that were past due or related to customers who had filed for bankruptcy (see Note 3).

                                                              2000 QUARTERS
                                ----------------------------------------------------------------------------
                                   FIRST           SECOND          THIRD          FOURTH            2000
                                -----------     -----------     -----------     -----------      -----------

      Revenues                  $   416,315     $   284,640     $   326,694     $   351,170      $ 1,378,819
      Expenses                      184,715         154,125         189,771       1,249,936        1,778,547
      Net income (loss)             231,600         130,515         136,923        (898,766)        (399,728)

      Net income (loss) per
        partnership unit        $     18.39     $     10.36     $     10.87     $    (71.36)     $    (31.74)

      Expenses for the fourth quarter of 2000 include an increase in the allowance for possible lease and loan losses of approximately $433,000 for a customer that filed for bankruptcy and a $584,966 impairment loss on repossessed equipment (see Note 4).

11.   CONTINGENCY

      The General Partner's parent has approximately $2.2 million of unsecured subordinated debt due on December 31, 2002 and may not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. The General Partner of the registrant:

      Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B. Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 50) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 47) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Timothy J. White (age 48) - Mr. White is President of the General Partner since November 13, 2000. From 1999 to 2000, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan. Mr. White resigned effective July 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                    (B)       (C)                  (C1)           (C2)               (D)
                                                                                     Securities of
                                                                                     property
                                                                                     insurance          Aggregate
                                                                                     benefits or        of
                                                 Cash and cash                       reimbursement      contingent
Name of individual                     Year      equivalent forms                    personal           or forms of
and capacities served                  Ended     of remuneration      Fees           benefits           remuneration
--------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.     2001      $ -0-                $ 230,249      $ -0-              $ -0-
(General Partner)                      2000      $ -0-                $ 268,738      $ -0-              $ -0-
                                       1999      $ -0-                $ 137,677      $ -0-              $ -0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

      (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

     (1)                  (2)                                    (3)                     (4)
                   Name and Address of                    Amount and Nature of
Title of Class     Beneficial Ownership                   Beneficial Ownership      Percent of Class
--------------     --------------------                   --------------------      ----------------
Units              Berthel Fisher & Co. Leasing, Inc.     Ten (10) Units;                 .08%
                   701 Tama Street                        sole owner.
                   Marion, IA 52302


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in Notes 2 and 7 of the notes to the financial statements.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page No.
(a)   1. Financial Statements

            Balance Sheets as of December 31, 2001 and 2000                12

            Statements of Operations for the years ended
            December 31, 2001, 2000, and 1999                              13

            Statements of Changes in Partners' Equity for the years
            ended December 31, 2001 and 2000, and 1999                     14

            Statements of Cash Flows for the years ended
            December 31, 2001, 2000, and 1999                              15

            Notes to Financial Statements                                  16

      2. Financial Statements Schedules

            Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

      3. Exhibits

            3,4 Amended and Restated Agreement of Telecommunications
            Income Fund XI, L.P. currently in effect dated as of November 26, 1997(1)

            10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999

(b)   Reports on Form 8-K

            No reports on Form 8-K were filed in the fourth quarter of 2001.

----------
(1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective November 26,1997

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

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                Date: March 25, 2002
    ---------------------------------------------
Thomas J. Berthel
President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                             Date: March 25, 2002
    ---------------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer,
Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Berthel                                    Date: March 25, 2002
-------------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                 Date: March 25, 2002
-------------------------------------------------
Ronald O. Brendengen
Chief Operating Officer, Chief Financial Officer,
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                    Date: March 25, 2002
-------------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Leslie D. Smith                                      Date: March 25, 2002
-------------------------------------------------
Leslie D. Smith
Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX




      3.4         Amended and Restated Agreement of Telecommunications Income
                  Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)

      10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999


----------

(1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 1 to Form S-1 registration statement filed on November 26, 1997.