Form 10-Q
period 2002-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2002-05-06
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Iowa                                              39-1904041
 ------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                       701 Tama Street, Marion, Iowa 52302
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes  X    No
                                        ---      ---
As of April 11, 2002, 12,407 units were issued and outstanding. Based on the book value at March 31, 2002 of $375.22 per unit, the aggregate market value at April 11, 2002 was $4,655,355.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                        Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Balance Sheets - March 31, 2002 and December 30, 2001          3

          Statements of Operations -
          Three months ended March 31, 2002 and 2001                     4

          Statement of Changes in Partners' Equity - three
          months ended March, 2002                                       5

          Statements of Cash Flows - three months ended
          March 31, 2002 and 2001                                        6

          Notes to Financial Statements                                  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        8

Item 3. Quantitative and Qualitative Disclosures About Market Risk      10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              10

Signatures                                                              11

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                         MARCH 31, 2002    DECEMBER 31, 2001
                                                         --------------    -----------------
ASSETS
   Cash and cash equivalents                               $     8,800        $       520
   Net investment in direct financing leases
     and notes receivable (Note B)                           7,756,763          8,247,891
   Allowance for possible loan and lease losses             (2,099,496)        (2,059,034)
                                                           -----------        -----------
   Direct financing leases and notes receivable, net         5,657,267          6,188,857
   Other receivables                                           163,083            185,796
   Equipment under operating lease                                 -0-             23,949
                                                           -----------        -----------
TOTAL ASSETS                                               $ 5,829,150        $ 6,399,122
                                                           ===========        ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                       $   790,080        $   898,873
   Outstanding checks in excess of bank balance                    -0-             12,586
   Due to affiliates                                             3,618              2,981
   Distributions payable to partners                            99,256             99,296
   Accounts payable and accrued expenses                        55,260             63,880
   Lease security deposits                                     225,561            226,211
                                                           -----------        -----------
TOTAL LIABILITIES                                            1,173,775          1,303,827
                                                           -----------        -----------

CONTINGENCY (Note E)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding              4,342              4,693
   Limited partners, 12,397 and 12,402 units issued
     and outstanding at March 31, 2002 and
     December 31, 2001, respectively                         4,651,033          5,090,602
                                                           -----------        -----------
TOTAL PARTNERS' EQUITY                                       4,655,375          5,095,295
                                                           -----------        -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 5,829,150        $ 6,399,122
                                                           ===========        ===========




See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2002    MARCH 31,2001
                                                     --------------    -------------
REVENUES:
     Income from direct financing leases
        and notes receivable                            $ 179,830        $ 306,411
     Gain (loss) on lease terminations                      1,077         (115,691)
     Other                                                  7,181           26,309
                                                        ---------        ---------
Total revenues                                            188,088          217,029
                                                        ---------        ---------


EXPENSES:
     Management fees                                       11,014           26,305
     Administrative services                               40,750           39,000
     Interest expense                                      13,294           50,126
     Depreciation expense                                     -0-          181,887
     Provision for possible loan and lease losses         170,300            3,672
     Other                                                 92,789           35,444
                                                        ---------        ---------
Total expenses                                            328,147          336,434
                                                        ---------        ---------


Net loss                                                $(140,059)       $(119,405)
                                                        =========        =========

Net loss per partnership unit (Note D)                  $  (11.29)       $   (9.48)
                                                        =========        =========

Weighted average partnership units outstanding             12,411           12,591
                                                        =========        =========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)



                                    GENERAL           LIMITED PARTNERS              TOTAL
                                    PARTNER           ----------------            PARTNERS'
                                   (10 UNITS)       UNITS         AMOUNTS           EQUITY
---------------------------------------------------------------------------------------------
Balance at December 31, 2001        $  4,693        12,402      $ 5,090,602      $ 5,095,295

Distributions to partners               (240)            0         (297,608)        (297,848)

Net income                              (111)            0         (139,948)        (140,059)

Withdrawals of limited partners            0            (5)          (2,013)          (2,013)
                                    --------------------------------------------------------

Balance at March 31, 2002           $  4,342        12,397      $ 4,651,033      $ 4,655,375
                                    ========================================================




See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                       MARCH 31, 2002    MARCH 31,2001
                                                       --------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                       $  (140,059)     $  (119,405)
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
     Loss (gain) on lease terminations                       (1,077)         115,691
     Depreciation and amortization                                3          181,887
     Provision for possible loan and lease losses           170,300            3,672
Changes in operating assets and liabilities:
     Other receivables                                       22,713          (92,258)
     Outstanding checks in excess of bank balance           (12,586)         (44,747)
     Due to affiliates                                          637            1,580
     Accrued expenses and other liabilities                  (8,620)         (41,222)
                                                        -----------      -----------
Net cash from operating activities                           31,311            5,198
                                                        -----------      -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
  direct financing leases                                       -0-         (244,816)
Issuance of notes receivable                                (51,224)             -0-
Repayments of direct financing leases                       248,118          561,324
Repayments of notes receivable                              117,651           65,884
Proceeds from sale or early termination of direct
  financing leases, notes receivable, and equipment
  under operating lease                                      71,767          601,022
Net lease security deposits paid                               (650)         (16,022)
                                                        -----------      -----------
Net cash from investing activities                          385,662          967,392
                                                        -----------      -----------

FINANCING ACTIVITIES
Borrowings from line of credit                              454,346          791,749
Repayments of line of credit                               (563,138)      (1,458,365)
Withdrawals paid to partners                                 (2,013)          (3,776)
Distributions paid to partners                             (297,888)        (302,192)
                                                        -----------      -----------
Net cash from financing activities                         (408,693)        (972,584)
                                                        -----------      -----------

Net increase in cash and cash equivalents                     8,280                6
Cash and cash equivalents at beginning of period                520              503
                                                        -----------      -----------
Cash and cash equivalents at end of period              $     8,800      $       509
                                                        ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                           $    13,739      $    58,636

Noncash investing and financing activities
     Sale of equipment under operating lease                    -0-          286,114



See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                            March 31, 2002    December 31, 2001
                                            --------------    -----------------
Minimum lease payments receivable            $ 5,419,030        $ 5,768,242
Estimated unguaranteed residual values           454,311            455,000
Unamortized initial direct costs                       6                  9
Unearned income                                 (838,953)          (940,067)
Notes receivable                               2,722,369          2,964,707
                                             -----------        -----------
Net investment in direct financing
  leases and notes receivable                $ 7,756,763        $ 8,247,891
                                             ===========        ===========

NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. At March 31, 2002, the borrowing limit was $908,000. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge which began in July, 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at March 31, 2002 was $790,080.

NOTE D - NET INCOME (LOSS) PER PARTNERSHIP UNIT
Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,411 for the three months ended March 31, 2002 compared to 12,591 for the three months ended March 31, 2001.

NOTE E - CONTINGENCY
The General Partner's parent has approximately $2.2 million of unsecured subordinated debt due on December 31, 2002 and may not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Income derived from direct financing leases and notes receivable was $179,830 for the quarter ending March 31, 2002 compared to $306,411 for the same period of 2001. The decrease is due to a smaller portfolio of direct financing leases and notes receivable and a significant number of lease and note contracts that are past due over 90 days, at which time the Partnership places these contracts on a non-accrual basis, as discussed below. The Partnership's net investment in direct financing leases and notes receivable was $7,756,763 at March 31, 2002 and $9,493,453 at March 31, 2001. Other income of $7,181 for the first quarter of 2002 is interest income on a money market account and other investments and late charges on lease payments, and is down from $26,309 a year ago. The decrease is due to a decrease in late charges received. The partnership had a gain on lease terminations for the first quarter of 2002 of $1,077 versus a loss of $115,691 a year ago. The loss in 2001 was primarily to the sale of equipment under operating lease resulting from the repossessed equipment originally leased to Alpha Telecommunications, Inc.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These rental payments were $550,700 the first three months of 2002 compared to $1,315,250 for the first three months of 2001. The decreased management fees are due to a decrease in the gross rental payments, loan payments, and other financing payments received.

Administrative services of $40,750 for the first quarter of 2002 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner monthly for these services. These fees were $39,000 for the first quarter of 2001.

Interest expense is incurred on the Partnership's line of credit agreement. Interest expense for the first three months of 2002 was $13,294 compared to $50,126 for the same period of 2001. The decrease is the result of a lower line of credit balance - $790,080 at March 31, 2002 compared to $1,707,807 at March 31, 2001, and also lower interest rates.

Depreciation expense was $-0- for the first quarter of 2002 compared to $181,887 for the first quarter of 2001. Depreciation was on the equipment originally leased to Alpha Telecommunications, Inc., which was sold in 2001. Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs increased from $35,444 in 2001 to $92,789 in 2002, and is primarily the result of legal and repossession expenses incurred as a result of past due customers. The Partnership's delinquencies and other conditions are discussed in more detail in the following paragraphs and in the Partnership's Form 10-K for the year ended December 31, 2001.

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

At March 31, 2002, seven customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $3,031,174, or 39% of the Partnership's portfolio of leases and notes. The allowance for possible loan and lease losses is $2,099,496 at March 31, 2002. The provision for possible loan and lease losses for the first quarter of 2002 was $170,300 (compared to $3,672 a year ago), and is primarily the result of a significantly deteriorated value of the phones under one particular lease contract. This lessee filed for bankruptcy during 2001, and the Partnership anticipates selling the equipment, with total proceeds approximating $244,000, of which approximately $211,000 was sold in April, 2002. The remainder is expected to be sold in the second quarter of 2002. Management believes its allowance for possible loan and lease losses is adequate for the past due customers and the remainder of the portfolio at March 31, 2002, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the allowance for possible loan and lease losses will not be necessary. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office and computer equipment, and industrial equipment, representing approximately 51%, 25%, and 18%, respectively, of the portfolio at March 31, 2002. Three lessees account for approximately 35% of the Partnership's portfolio at March 31, 2002, two of which are past due over 90 days, and represent approximately 10% and 12% of the portfolio, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At March 31, 2002, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents and its availability from the line of credit agreement.

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. At March 31, 2002, the borrowing limit was $908,000. The line of credit agreement bears interest at 1% over the prime rate, with a $4,000 minimum monthly interest charge which began in July, 1999, and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. This agreement is cancelable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line of credit at March 31, 2002 was $790,080.

Cash flow from operating activities was $31,311 for the first quarter of 2002, compared to $5,198 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $385,662 for 2002, compared to $967,392 for 2001. This decrease is primarily attributable to a decrease in proceeds received from repayments of direct financing leases and notes receivable, and proceeds from the sale or early termination of lease or note contracts. The decrease in repayments of lease and note contracts is a result of delinquent contracts. The Partnership used $408,693 of cash for financing activities during the first quarter of 2002, compared to a use of cash of $972,584 a year ago. This decrease in use of cash is the result of lower net repayments of the line of credit. A year ago, the Partnership used proceeds from the sale or early termination of lease and note contracts to reduce the line of credit balance.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts due and related weighted average interest rates by expected maturity dates as of March 31, 2002.



                                             Assets                                Liabilities
                              ---------------------------------            -------------------------
         Expected                 Fixed Rate           Average              Variable Rate    Interest
         Maturity Date         Notes Receivable     Interest Rate          Line of Credit      Rate
         -------------         ----------------     -------------          --------------      ----
         2002                  $     611,799           14.99%              $     790,080       5.75%
         2003                        524,807           14.91%                        -0-         -
         2004                        528,943           14.76%                        -0-         -
         2005                        470,927           14.57%                        -0-         -
         2006                        585,893           13.03%                        -0-         -
                               -------------                               -------------
         Total                 $   2,722,369                               $     790,080
                               =============                               =============

         Fair Value            $   2,580,000                               $     790,080
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: May 3, 2002                  /s/ Ronald O. Brendengen
      ------------                 ----------------------------------
                                   Ronald O. Brendengen,
                                   Chief Financial Officer, Treasurer



Date: May 3, 2002                  /s/ Daniel P. Wegmann
      ------------                 ----------------------------------
                                   Daniel P. Wegmann, Controller