Form 10-Q
period 2002-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2002-08-13
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

As of July 15, 2002, 12,390 units were issued and outstanding. Based on the book value at June 30, 2002 of $304.68 per unit, the aggregate market value at July 15, 2002 was $3,774,985.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX


                                                                                                               Page
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - June 30, 2002 and December 30, 2001                                                   3

           Statements of Operations -
           Three months ended June 30, 2002 and 2001                                                              4

           Statements of Operations -
           Six months ended June 30, 2002 and 2001                                                                5

           Statement of Changes in Partners' Equity - six months ended June 30, 2002                              6

           Statements of Cash Flows - six months ended June 30, 2002 and 2001                                     7

           Notes to Financial Statements                                                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       11

Signatures                                                                                                       12

Certification of Chief Executive Officer                                                                         13

Certification of Chief Financial Officer                                                                         14

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)



                                                                  JUNE 30, 2002                 DECEMBER 31, 2001
                                                                  -------------                 -----------------
ASSETS
   Cash and cash equivalents                                      $      336,224                 $         520
   Net investment in direct financing leases
     and notes receivable (Note B)                                     5,822,620                     8,247,891
   Allowance for possible loan and lease losses                      (2,114,731)                   (2,059,034)
                                                                  --------------                 -------------
   Direct financing leases and notes receivable, net                   3,707,889                     6,188,857
   Other receivables                                                     168,827                       185,796
   Equipment under operating lease                                           -0-                        23,949
                                                                  --------------                 -------------
TOTAL ASSETS                                                      $    4,212,940                 $   6,399,122
                                                                  ==============                 =============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                              $          -0-                 $     898,873
   Outstanding checks in excess of bank balance                              -0-                        12,586
   Due to affiliates                                                       1,769                         2,981
   Distributions payable to partners                                      99,120                        99,296
   Accounts payable and accrued expenses                                 134,065                        63,880
   Lease security deposits                                               202,941                       226,211
                                                                  --------------                 -------------
TOTAL LIABILITIES                                                        437,895                     1,303,827
                                                                  --------------                 -------------

CONTINGENCY (Note E)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                        3,637                         4,693
   Limited partners, 12,380 and 12,402 units issued
     and outstanding at June 30, 2002 and
     December 31, 2001, respectively                                   3,771,408                     5,090,602
                                                                  --------------                 -------------
TOTAL PARTNERS' EQUITY                                                 3,775,045                     5,095,295
                                                                  --------------                 -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                            $    4,212,940                 $   6,399,122
                                                                  ==============                 =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                       --------------------------------------------
                                                                       JUNE 30, 2002                  JUNE 30,2001
                                                                       -------------                 --------------
REVENUES:
     Income from direct financing leases and notes receivable          $     142,821                 $      263,972
     Gain (loss) on lease terminations                                        24,806                       (95,276)
     Other                                                                     6,395                          7,314
                                                                       -------------                 --------------
Total revenues                                                               174,022                        176,010
                                                                       -------------                 --------------


EXPENSES:
     Management fees                                                          30,599                         17,900
     Administrative services                                                  47,250                         39,000
     Interest expense                                                         12,093                         32,597
     Depreciation expense                                                        -0-                        145,394
     Provision for possible loan and lease losses                            575,000                        253,984
     Impairment loss                                                             -0-                        703,785
     Other                                                                    83,541                         39,417
                                                                       -------------                 --------------
Total expenses                                                               748,483                      1,232,077
                                                                       -------------                 --------------


Net loss                                                               $   (574,461)                 $  (1,056,067)
                                                                       =============                 ==============

Net loss per partnership unit (Note D)                                 $     (46.35)                 $      (83.90)
                                                                       =============                 ==============

Weighted average partnership units outstanding                                12,393                         12,587
                                                                       =============                 ==============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                       --------------------------------------------
                                                                       JUNE 30, 2002                  JUNE 30,2001
                                                                       -------------                 --------------
REVENUES:
     Income from direct financing leases and notes receivable          $     322,651                 $      570,383
     Gain (loss) on lease terminations                                        25,883                      (210,967)
     Other                                                                    13,576                         33,623
                                                                       -------------                 --------------
Total revenues                                                               362,110                        393,039
                                                                       -------------                 --------------


EXPENSES:
     Management fees                                                          41,613                         44,205
     Administrative services                                                  88,000                         78,000
     Interest expense                                                         25,387                         82,723
     Depreciation expense                                                        -0-                        327,281
     Provision for possible loan and lease losses                            745,300                        257,656
     Impairment loss                                                             -0-                        703,785
     Other                                                                   176,330                         74,861
                                                                       -------------                 --------------
Total expenses                                                             1,076,630                      1,568,511
                                                                       -------------                 --------------


Net loss                                                               $   (714,520)                 $  (1,175,472)
                                                                       =============                 ==============

Net loss per partnership unit (Note D)                                 $     (57.61)                 $      (93.39)
                                                                       =============                 ==============

Weighted average partnership units outstanding                                12,402                         12,587
                                                                       =============                 ==============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)





                                         GENERAL                   LIMITED PARTNERS                   TOTAL
                                         PARTNER                   ----------------                 PARTNERS'
                                       (10 UNITS)             UNITS              AMOUNTS             EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $   4,693           12,402         $   5,090,602         $   5,095,295

Distributions to partners                    (240)               0              (297,608)             (297,848)

Net loss                                     (111)               0              (139,948)             (140,059)

Withdrawals of limited partners                 0               (5)               (2,013)               (2,013)
                                        ----------------------------------------------------------------------

Balance at March 31, 2002                   4,342           12,397             4,651,033             4,655,375

Distributions to partners                    (240)               0              (297,120)             (297,360)

Net loss                                     (465)               0              (573,996)             (574,461)

Withdrawals of limited partners                 0              (17)               (8,509)               (8,509)
                                        ----------------------------------------------------------------------

Balance at June 30, 2002                $   3,637           12,380         $   3,771,408         $   3,775,045
                                        ======================================================================

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                    JUNE 30, 2002         JUNE 30,2001
                                                                                   -------------        --------------
OPERATING ACTIVITIES
Net income (loss)                                                                   $   (714,520)        $  (1,175,472)
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss (gain) on lease terminations                                                  (25,883)               210,967
     Depreciation and amortization                                                             5               327,281
     Provision for possible loan and lease losses                                        745,300               257,656
     Impairment loss                                                                         -0-               703,785
Changes in operating assets and liabilities:
     Other receivables                                                                    16,969                62,039
     Outstanding checks in excess of bank balance                                       (12,586)              (36,073)
     Due to affiliates                                                                   (1,212)                 (257)
     Accrued expenses and other liabilities                                               70,185              (31,643)
                                                                                   -------------        --------------
Net cash from operating activities                                                        78,258               318,283
                                                                                   -------------        --------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases                 (7,123)             (510,412)
Issuance of notes receivable                                                            (76,226)                   -0-
Repayments of direct financing leases                                                    491,975             1,120,007
Repayments of notes receivable                                                           313,860               141,295
Proceeds from sale or early termination of direct financing leases,
     notes receivable, and equipment under operating lease                             1,063,008               623,418
Net lease security deposits paid                                                        (23,270)              (18,088)
                                                                                   -------------        --------------
Net cash from investing activities                                                     1,762,224             1,356,220
                                                                                   -------------        --------------

FINANCING ACTIVITIES
Borrowings from line of credit                                                         1,146,090             1,462,952
Repayments of line of credit                                                         (2,044,962)           (2,522,685)
Withdrawals paid to partners                                                            (10,522)              (10,615)
Distributions paid to partners                                                         (595,384)             (604,144)
                                                                                   -------------        --------------
Net cash from financing activities                                                   (1,504,778)           (1,674,492)
                                                                                   -------------        --------------

Net increase in cash and cash equivalents                                                335,704                    11
Cash and cash equivalents at beginning of period                                             520                   503
                                                                                   -------------        --------------
Cash and cash equivalents at end of period                                         $     336,224        $          514
                                                                                   =============        ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                      $      30,066        $       96,447
Reclassification of equipment from direct financing leases to notes receivable           428,749                   -0-

See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:


                                                                           June 30, 2002       December 31, 2001
                                                                           -------------       -----------------
         Minimum lease payments receivable                                 $    3,997,856        $    5,768,242
         Estimated unguaranteed residual values                                   333,206               455,000
         Unamortized initial direct costs                                               4                     9
         Unearned income                                                        (540,767)             (940,067)
         Notes receivable                                                       2,032,321             2,964,707
                                                                           --------------        --------------
         Net investment in direct financing leases and notes receivable    $    5,822,620        $    8,247,891
                                                                           ==============        ==============

NOTE C - BORROWING AGREEMENTS
In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended, increasing the available amount to $4,400,000 (limited by 32% of qualified accounts) and extending the maturity from June 30, 2000 to June 30, 2002. The interest rate was 1% over the prime rate, with a $4,000 minimum monthly interest charge which began in July, 1999, and the line of credit was collateralized by substantially all assets of the Partnership. The line of credit was guaranteed by the General Partner and certain affiliates of the General Partner. This agreement was not renewed and was paid in full in June, 2002.

NOTE D - NET LOSS PER PARTNERSHIP UNIT
Net loss per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,393 and 12,402 for the three and six months ended June 30, 2002, respectively, compared to 12,587 for the three and six months ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Income derived from direct financing leases and notes receivable was $322,651 for the six months ending June 30, 2002 compared to $570,383 for the same period of 2001. The decrease is due to a smaller portfolio of direct financing leases and notes receivable and a significant number of lease and note contracts that are past due over 90 days, at which time the Partnership places these contracts on a non-accrual basis, as discussed below. The Partnership's net investment in direct financing leases and notes receivable was $5,822,620 at June 30, 2002 and $9,024,127 at June 30, 2001. Other income of $13,576 for the first six months of 2002 is interest income on a money market account and other investments and late charges on lease payments, and is down from $33,623 a year ago. The decrease is due to a decrease in late charges received. The Partnership had a gain on lease terminations for the first six months of 2002 of $25,883 versus a loss of $210,967 a year ago. The loss in 2001 was primarily due to the sale of equipment under operating lease resulting from the repossessed equipment originally leased to Alpha Telecommunications, Inc. ("ATI").

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These rental payments were $2,080,650 the first six months of 2002 compared to $2,210,250 for the first six months of 2001. The decreased management fees are due to a decrease in the gross rental payments, loan payments, and other financing payments received.

Administrative services of $88,000 for the first six months of 2002 represent fees paid to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The Partnership pays the General Partner monthly for these services. These fees were $78,000 for the first six months of 2001. The increase is due to increased costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit agreement. Interest expense for the first six months of 2002 was $25,387 compared to $82,723 for the same period of 2001. The decrease is the result of a lower line of credit balances and lower interest rates. The line of credit was paid in full in June, 2002 and was not renewed.

Depreciation expense was $-0- for the first six months of 2002 compared to $327,281 for the first six months of 2001. Depreciation was on the equipment originally leased to ATI, which was sold in 2001. Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs increased from $74,861 in 2001 to $176,330 in 2002, and is primarily the result of legal and repossession expenses incurred as a result of past due customers. The Partnership's delinquencies and other conditions are discussed in more detail in the following paragraphs and in the Partnership's Form 10-K for the year ended December 31, 2001.

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

At June 30, 2002, nine customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $2,187,833, or 38% of the Partnership's portfolio of leases and notes. The allowance for possible loan and lease losses is $2,114,731 at June 30, 2002. The provision for possible loan and lease losses for the first six months of 2002 was $745,300 (compared to $257,656 a year ago), and is primarily the result of a significantly deteriorated value of the phones and other equipment under certain lease contracts. One lessee, Alpha Tel-Com, filed for bankruptcy during 2001, had a net investment of $762,952 at March 31, 2002. The value of the phones under the Alpha Tel-Com deteriorated significantly, with the Partnership realizing approximately $232,000 from the sale of the equipment during the second quarter of 2002. Approximately $210,000 of these proceeds was financed to a new customer under a note agreement. Another lessee, Bax Group has filed for bankruptcy and the Partnership estimates that proceeds will total approximately $177,000 on this contract. The Partnership's net investment in the Bax Group contract was $549,187 at June 30, 2002. These two lessees resulted in the Partnership increasing the provision for possible loan and lease losses by approximately $400,000 for the first six months of 2002. Management believes its allowance for possible loan and lease losses is adequate for the past due customers and the remainder of the portfolio at June 30, 2002, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the allowance for possible loan and lease losses will not be necessary. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 56%, and 32%, respectively, of the portfolio at June 30, 2002. One lessee accounts for approximately 14% of the Partnership's portfolio at June 30, 2002, and this lessee is past due over 90 days.

LIQUIDITY AND CAPITAL RESOURCES
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At June 30, 2002, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases and notes receivable. On October 26, 1999, the agreement was amended, increasing the available amount to $4,400,000 (limited by 32% of qualified accounts) and extending the maturity from June 30, 2000 to June 30, 2002. The interest rate was 1% over the prime rate, with a $4,000 minimum monthly interest charge which began in July, 1999, and the line of credit was collateralized by substantially all assets of the Partnership. The line of credit was guaranteed by the General Partner and certain affiliates of the General Partner. This agreement was not renewed and was paid in full in June, 2002.

Cash flow from operating activities was $78,258 for the first six months of 2002, compared to $318,283 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $1,762,224 for 2002, compared to $1,356,220 for 2001. This increase is primarily attributable to proceeds from the sale or early termination of lease or note contracts. These proceeds were used to pay off the line of credit in June, 2002. The Partnership used $1,504,778 of cash for financing activities during the first six months of 2002, compared to a use of cash of $1,674,492 a year ago. Management believes the existing portfolio of direct financing leases and notes receivable will sustain the current level of distributions and operating expenses for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates about the Partnership's notes receivable as of June 30, 2002.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2002                  $     307,806           13.16%
         2003                        411,451           12.95%
         2004                        388,784           12.79%
         2005                        328,489           12.96%
         2006                        595,791           14.31%
                               -------------
         Total                 $   2,032,321
                               =============

         Fair Value            $   1,655,000
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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)

Date: August 9, 2002                         /s/ Ronald O. Brendengen
      --------------------                   --------------------------------------------------------
                                             Ronald O. Brendengen, Chief Financial Officer, Treasurer



Date: August 9, 2002                         /s/ Daniel P. Wegmann
      --------------------                   --------------------------------------------------------
                                             Daniel P. Wegmann, Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund XI (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas J. Berthel, Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                 /s/ Thomas J. Berthel
                               ------------------------------------------------
                               Thomas J. Berthel
                               President and Chief Executive Officer
                               Berthel Fisher & Company Leasing, Inc.
                               General Partner
                               Telecommunications Income Fund XI, L.P.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund XI (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbaines-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002              /s/ Ronald O. Brendengen
                            --------------------------------------------
                            Ronald O. Brendengen
                            Chief Financial Officer
                            Berthel Fisher & Company Leasing, Inc.
                            General Partner
                            Telecommunications Income Fund XI, L.P.