Form 10-Q
period 2002-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2002-11-13
CIK 1045577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

As of October 11, 2002, 12,381 units were issued and outstanding. Based on the book value at September 30, 2002 of $272.47 per unit, the aggregate market value at October 11, 2002 was $3,373,451.

                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                     INDEX



                                                                      Page
                                                                      ----
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (unaudited)

             Balance Sheets - September 30, 2002 and
             December 30, 2001                                          3

             Statements of Operations -
             Three months ended September 30, 2002 and 2001             4

             Statements of Operations -
             Nine months ended September 30, 2002 and 2001              5

             Statement of Changes in Partners' Equity - nine months
             ended September 30, 2002                                   6

             Statements of Cash Flows - nine months ended
             September 30, 2002 and 2001                                7

             Notes to Financial Statements                              8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   11

Item 4.   Controls and Procedures                                      11


Part II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                            11

Item 6.   Exhibits                                                     11

Signatures                                                             12

Certification of Chief Executive Officer                               13

Certification of Chief Financial Officer                               14

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                                SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                                ------------------   -----------------
ASSETS
   Cash and cash equivalents                                      $      391,559       $         520
   Net investment in direct financing leases
     and notes receivable (Note B)                                     5,470,631           8,247,891
   Allowance for possible loan and lease losses                       (2,225,072)         (2,059,034)
                                                                  --------------       -------------
   Direct financing leases and notes receivable, net                   3,245,559           6,188,857
   Other receivables                                                     158,939             185,796
   Equipment under operating lease                                            -0-             23,949
                                                                  --------------       -------------
TOTAL ASSETS                                                      $    3,796,057       $   6,399,122
                                                                  ==============       =============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                              $           -0-      $     898,873
   Outstanding checks in excess of bank balance                               -0-             12,586
   Due to affiliates                                                       2,726               2,981
   Distributions payable to partners                                      99,048              99,296
   Accounts payable and accrued expenses                                 119,597              63,880
   Lease security deposits                                               201,179             226,211
                                                                  --------------       -------------
TOTAL LIABILITIES                                                        422,550           1,303,827
                                                                  --------------       -------------
CONTINGENCY (Note E)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                        3,315               4,693
   Limited partners, 12,371 and 12,402 units issued
     and outstanding at September 30, 2002 and
     December 31, 2001, respectively                                   3,370,192           5,090,602
                                                                  --------------       -------------
TOTAL PARTNERS' EQUITY                                                 3,373,507           5,095,295
                                                                  --------------       -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                            $    3,796,057       $   6,399,122
                                                                  ==============       =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                     SEPTEMBER 30, 2002    SEPTEMBER 30,2001
                                                                     ------------------    -----------------
REVENUES:
     Income from direct financing leases and notes receivable          $     101,614         $      212,037
     Gain (loss) on lease terminations                                        (3,573)                44,487
     Other                                                                     7,488                  7,444
                                                                       -------------         --------------
Total revenues                                                               105,529                263,968
                                                                       -------------         --------------
EXPENSES:
     Management fees                                                           9,049                 14,820
     Administrative services                                                  53,250                 39,000
     Interest expense                                                            -0-                 23,838
     Depreciation expense                                                        -0-                 67,199
     Provision for possible loan and lease losses                            100,400                110,164
     Impairment loss                                                             -0-                480,800
     Other                                                                    44,338                 29,406
                                                                       -------------         --------------
Total expenses                                                               207,037                765,227
                                                                       -------------         --------------

Net loss                                                               $    (101,508)        $     (501,259)
                                                                       =============         ==============

Net loss per partnership unit (Note D)                                 $       (8.19)        $       (39.96)
                                                                       =============         ==============

Weighted average partnership units outstanding                                12,389                 12,545
                                                                       =============         ==============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                 NINE MONTHS ENDED
                                                                    ----------------------------------------
                                                                    SEPTEMBER 30, 2002     SEPTEMBER 30,2001
                                                                    ------------------     -----------------
REVENUES:
     Income from direct financing leases and notes receivable          $     424,265        $      782,420
     Gain (loss) on lease terminations                                        22,310              (166,480)
     Other                                                                    21,064                41,067
                                                                       -------------        --------------
Total revenues                                                               467,639               657,007
                                                                       -------------        --------------
EXPENSES:
     Management fees                                                          50,662                59,025
     Administrative services                                                 141,250               117,000
     Interest expense                                                         25,387               106,561
     Depreciation expense                                                        -0-               394,480
     Provision for possible loan and lease losses                            845,700               367,820
     Impairment loss                                                             -0-             1,184,585
     Other                                                                   220,668               104,267
                                                                       -------------        --------------
Total expenses                                                             1,283,667             2,333,738
                                                                       -------------        --------------

Net loss                                                               $    (816,028)       $   (1,676,731)
                                                                       =============        ==============

Net loss per partnership unit (Note D)                                 $      (65.82)       $      (133.36)
                                                                       =============        ==============

Weighted average partnership units outstanding                                12,397                12,573
                                                                       =============        ==============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                          GENERAL                LIMITED PARTNERS                    TOTAL
                                          PARTNER                ----------------                  PARTNERS'
                                         (10 UNITS)         UNITS             AMOUNTS               EQUITY
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $   4,693           12,402         $   5,090,602         $   5,095,295

Distributions to partners                    (240)               0              (297,608)             (297,848)

Net loss                                     (111)               0              (139,948)             (140,059)

Withdrawals of limited partners                 0               (5)               (2,013)               (2,013)
                                        ----------------------------------------------------------------------

Balance at March 31, 2002                   4,342           12,397             4,651,033             4,655,375

Distributions to partners                    (240)               0              (297,120)             (297,360)

Net loss                                     (465)               0              (573,996)             (574,461)

Withdrawals of limited partners                 0              (17)               (8,509)               (8,509)
                                        ----------------------------------------------------------------------

Balance at June 30, 2002                    3,637           12,380             3,771,408             3,775,045

Distributions to partners                    (240)               0              (297,048)             (297,288)

Net loss                                      (82)               0              (101,426)             (101,508)

Withdrawals of limited partners                 0               (9)               (2,742)               (2,742)
                                        ----------------------------------------------------------------------

Balance at September 30, 2002           $   3,315           12,371         $   3,370,192         $   3,373,507
                                        ======================================================================

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, 2002    SEPTEMBER 30,2001
                                                                                        ------------------    -----------------
OPERATING ACTIVITIES
Net loss                                                                                   $  (816,028)          $(1,676,731)
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss (gain) on lease terminations                                                         (22,310)              166,480
     Depreciation and amortization                                                                   7               394,539
     Provision for possible loan and lease losses                                              845,700               367,820
     Impairment loss                                                                               -0-             1,184,585
Changes in operating assets and liabilities:
     Other receivables                                                                          26,857               318,149
     Outstanding checks in excess of bank balance                                              (12,586)                4,853
     Due to affiliates                                                                            (255)               (3,050)
     Accrued expenses and other liabilities                                                     55,717               (65,126)
                                                                                           -----------           -----------
Net cash from operating activities                                                              77,102               691,519
                                                                                           -----------           -----------
INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases                       (13,182)             (753,277
Issuance of notes receivable                                                                   (76,226)             (532,249)
Repayments of direct financing leases                                                          773,181             1,401,572
Repayments of notes receivable                                                                 378,135               179,532
Proceeds from sale or early termination of direct financing leases,
     notes receivable, and equipment under operating lease                                   1,081,941             1,261,745
Net lease security deposits paid                                                               (25,032)              (41,208)
                                                                                           -----------           -----------
Net cash from investing activities                                                           2,118,817             1,516,115
                                                                                           -----------           -----------
FINANCING ACTIVITIES
Borrowings from line of credit                                                               1,146,090             2,075,843
Repayments of line of credit                                                                (2,044,962)           (3,284,684)
Withdrawals paid to partners                                                                   (13,264)              (93,218)
Distributions paid to partners                                                                (892,744)             (905,560)
                                                                                           -----------           -----------
Net cash from financing activities                                                          (1,804,880)           (2,207,619)
                                                                                           -----------           -----------
Net increase in cash and cash equivalents                                                      391,039                    15
Cash and cash equivalents at beginning of period                                                   520                   503
                                                                                           -----------           -----------
Cash and cash equivalents at end of period                                                 $   391,559           $       518
                                                                                           ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                              $    30,066           $    122,06
Reclassification of equipment from direct financing leases to notes receivable                 428,749                   -0-


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                    September 30, 2002    December 31, 2001
                                                                    ------------------    -----------------
   Minimum lease payments receivable                                  $    3,659,447        $    5,768,242
   Estimated unguaranteed residual values                                    327,805               455,000
   Unamortized initial direct costs                                                2                     9
   Unearned income                                                          (477,464)             (940,067)
   Notes receivable                                                        1,960,841             2,964,707
                                                                      --------------        --------------
   Net investment in direct financing leases and notes receivable     $    5,470,631        $    8,247,891
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

NOTE D - NET LOSS PER PARTNERSHIP UNIT
Net loss per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,389 and 12,397 for the three and nine months ended September 30, 2002, respectively, compared to 12,545 and 12,573 for the three and nine months ended September 30, 2001, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Income derived from direct financing leases and notes receivable was $424,265 for the nine months ending September 30, 2002 compared to $782,420 for the same period of 2001. The decrease is due to a smaller portfolio of direct financing leases and notes receivable and a significant number of lease and note contracts that are past due over 90 days, at which time the Partnership places these contracts on a non-accrual basis, as discussed below. The Partnership's net investment in direct financing leases and notes receivable was $5,470,631 at September 30, 2002 and $8,544,171 at September 30, 2001. Other income of $21,064 for the first nine months of 2002 is interest income on a money market account and other investments and late charges on lease payments, and is down from $41,067 a year ago. The decrease is due to a decrease in late charges received. The Partnership had a gain on lease terminations for the first nine months of 2002 of $22,310 versus a loss of $166,480 a year ago. The loss in 2001 was primarily due to the sale of equipment under operating lease resulting from the repossessed equipment originally leased to Alpha Telecommunications, Inc. ("ATI").

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These rental payments were $2,533,100 the first nine months of 2002 compared to $2,951,250 for the first nine months of 2001. The decreased management fees are due to a decrease in the gross rental payments, loan payments, and other financing payments received.

Administrative services were $141,250 for the first nine months of 2002 compared to $117,000 for the same period a year ago, and represent fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement. The increase is due to increased costs incurred by the General Partner on behalf of the Partnership.

Interest expense is incurred on the Partnership's line of credit agreement. Interest expense for the first nine months of 2002 was $25,387 compared to $106,561 for the same period of 2001. The line of credit was paid in full in June, 2002 and was not renewed.

Depreciation expense was $-0- for the first nine months of 2002 compared to $394,480 for the first nine months of 2001. Depreciation was on the equipment originally leased to ATI, which was sold in 2001. Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs increased from $104,267 in 2001 to $220,668 in 2002, and is primarily the result of legal and repossession expenses incurred as a result of past due customers. The Partnership's delinquencies and other conditions are discussed in more detail in the following paragraphs and in the Partnership's Form 10-K for the year ended December 31, 2001.

The telecommunications industry has seen a significant downturn in recent years that have adversely affected the Partnership. The value of payphones and payphone routes has declined substantially in recent years and is due to various factors, including but not limited to the following:

o  Lack of sufficient dial around revenues for payphone operators
o  Decrease in usage of payphones, due to the use of mobile phones, etc.
o Lack of economies of scale being achieved with the cost of lines purchased from local exchange carriers
o  Lack of available capital for payphone operators
o  Decrease in the number of payphone operators

Management believes that these conditions may be overcome if current lobbying efforts are successful and economic conditions become more favorable for payphone operators. However, no assurance can be given that any of these conditions may improve or that current values in the telecommunications industry will not continue to decline.

At September 30, 2002, eleven customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $2,600,999, or 48% of the Partnership's portfolio of leases and notes. The allowance for possible loan and lease losses is $2,225,072 at September 30, 2002. The provision for possible loan and lease losses for the first nine months of 2002 was $845,700 (compared to $367,820 a year ago), and is primarily the result of a significantly deteriorated value of the phones and other equipment under certain lease contracts. One lessee, Alpha Tel-Com, who filed for bankruptcy during 2001, had a net investment of $762,952 at March 31, 2002. The value of the phones under the Alpha Tel-Com deteriorated significantly, with the Partnership realizing approximately $232,000 from the sale of the equipment during the second quarter of 2002. Approximately $210,000 of these proceeds was financed to a new customer under a note agreement. Another lessee, Bax Group has filed for bankruptcy and the Partnership estimates that proceeds will total approximately $177,000 on this contract. The Partnership's net investment in the Bax Group contract was $532,371 at September 30, 2002. These two lessees resulted in the Partnership increasing the provision for possible loan and lease losses by approximately $400,000 for the first nine months of 2002. Another lessee, Quentra Networks, has filed for bankruptcy and has resulted in the Partnership increasing the provision for possible loan and lease losses by $312,000 for the first nine months of 2002. Management believes its allowance for possible loan and lease losses is adequate for the past due customers and the remainder of the portfolio at September 30, 2002, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the allowance for possible loan and lease losses will not be necessary. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 55%, and 33%, respectively, of the portfolio at September 30, 2002. Two lessees account for approximately 25% of the Partnership's portfolio at September 30, 2002, and these lessees were past due over 90 days.

LIQUIDITY AND CAPITAL RESOURCES
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At September 30, 2002, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

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

Cash flow from operating activities was $77,102 for the first nine months of 2002, compared to $691,519 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $2,118,817 for 2002, compared to $1,516,115 for 2001. The Partnership used $1,804,880 of cash for financing activities during the first nine months of 2002, compared to a use of cash of $2,207,619 a year ago. Management believes the existing portfolio of direct financing leases and notes receivable will sustain the current level of distributions and operating expenses for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of September 30, 2002.

         Expected               Fixed Rate            Average
         Maturity Date       Notes Receivable      Interest Rate
         -------------       ----------------      -------------
         2002                  $     201,562           13.15%
         2003                        411,306           12.95%
         2004                        389,254           12.77%
         2005                        334,561           12.86%
         2006                        624,158           14.02%
                               -------------
         Total                 $   1,960,841
                               =============

         Fair Value            $   1,427,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

ITEM 4.  CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 6.  EXHIBITS
Exhibit 99.1      Section 906 Certification of Chief Executive Officer
Exhibit 99.2      Section 906 Certification of Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: November 12, 2002           /s/ Ronald O. Brendengen
      -----------------           ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer



Date: November 12, 2002           /s/ Daniel P. Wegmann
      -----------------           ----------------------------------------------
                                  Daniel P. Wegmann, Controller

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund XI, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telecommunications Income Fund XI, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                       /s/ Thomas J. Berthel
                                        President and Chief Executive Officer
                                        Berthel Fisher & Company Leasing, Inc.
                                        General Partner
                                        Telecommunications Income Fund XI, L.P.

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund XI, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telecommunications Income Fund XI, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying
officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                       /s/ Ronald O. Brendengen
                                        Chief Financial Officer
                                        Berthel Fisher & Company Leasing, Inc.
                                        General Partner
                                        Telecommunications Income Fund XI, L.P.