Form 10-K
period 2002-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2003-03-25
CIK 1045577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                       Commission file number - 000-25593


                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Iowa                                                39-1904041
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa            52302
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code 319-447-5700
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to section 12 (g) of the Act:

                   Limited Partnership Interests (the "Units")
                                 --------------
                                (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 4, 2003, 12,369 units were issued and outstanding. Based on the book value of $232.35 per unit at December 31, 2002, the aggregate market value at March 4, 2003 was $2,873,937.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                            Page
                                     PART I

Item 1.   Business-------------------------------------------------------------3
Item 2.   Properties-----------------------------------------------------------5
Item 3.   Legal Proceedings----------------------------------------------------5
Item 4.   Submission of Matters to a Vote of Unit Holders----------------------5


                                     PART II

Item 5.   Market for the Registrant's Common Equity
              and Related Stockholder Matters----------------------------------5
Item 6.   Selected Financial Data----------------------------------------------5
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations----------------------------------------6
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk----------10
Item 8.   Financial Statements and Supplementary Data-------------------------10
Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure--------------------------26


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant------------------26
Item 11.  Executive Compensation----------------------------------------------27
Item 12.  Security Ownership of Certain Beneficial Owners and Management------28
Item 13.  Certain Relationships and Related Transactions----------------------28
Item 14.  Controls and Procedures---------------------------------------------28


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.----29 Signatures----------------------------------------------------------30
          Certifications------------------------------------------------------31

                                     PART I

Item 1. Business
        --------
Telecommunications Income Fund XI, L.P., an Iowa limited partnership (the "Partnership"), was organized on August 26, 1997. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership intends to acquire primarily telecommunications equipment (specifically pay telephones and call processing equipment) that is leased to third parties. Other types of equipment have also been and will be acquired by the Partnership and leased to customers. During 2002 the Partnership acquired equipment subject to leases with a cost of $13,182. The Partnership also provides financing to customers under note agreements.

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

The Partnership's equipment leases are concentrated in pay telephones and office and computer equipment representing approximately 64% and 21% of the Partnership's direct finance lease and notes receivable portfolio at December 31, 2002, respectively. For the year ended December 31, 2002, one customer accounted for approximately 11% of the income from direct financing leases and notes receivable. Two customers account for approximately 23% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2002.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The value of payphones and payphone routes has declined substantially in recent years and is due to various factors, including but not limited to the following:

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



Item 2. Properties
        ----------
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment, industrial equipment, and computer equipment, as described in Item 1.

Item 3. Legal Proceedings
        -----------------
None.

Item 4. Submission of Matters to a Vote of Unit Holders
        -----------------------------------------------
No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

The Registrant's units are not publicly traded. There is no market for the Registrant's units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the units.

                                                  Number of Partners
         Title of Class                             at March 4, 2003
         -----------------------------------------------------------
         Limited Partner                                         668
         General Partner                                           1

Distributions are paid to Partners on a monthly basis. Through December 31, 2002 distributions paid or payable to Partners over the life of the Partnership have been $4,811,703. As of December 31, 2002 the Partnership had accrued distributions to Partners of $98,952.


Item 6. Selected Financial Data
        -----------------------

                              Year Ended        Year Ended       Year Ended        Year Ended       Year Ended
                             Dec. 31, 2002     Dec. 31, 2001    Dec. 31, 2000     Dec. 31, 1999    Dec. 31, 1998
                             -------------     -------------    -------------     -------------    -------------
Total revenue                $     454,822     $     912,425    $   1,378,819     $   1,172,549    $     377,483
Net income (loss)               (1,015,105)       (2,633,022)        (399,728)          676,665          157,464
Total assets                     3,124,698         6,399,122       11,991,088        13,196,905        5,053,409
Line of credit agreement               -0-           898,873        2,374,423         1,973,142              -0-
Distributions to partners        1,189,352         1,202,320        1,208,928           886,545          324,559
Earnings (loss) per unit            (81.92)          (210.04)          (31.74)            72.99            46.18
Distributions per unit               95.99             95.91            96.00             95.63            95.18

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

                                       5



Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

                                                      Year Ended            Year Ended            Year Ended
                                                     Dec. 31, 2002         Dec. 31, 2001         Dec. 31, 2000
                                                     -------------         -------------         -------------
     Lease and notes receivable income               $     516,009         $   1,013,484         $   1,229,141
     Gain (loss) on lease terminations                     (87,784)             (150,796)               70,238
     Interest and other income                              26,597                49,737                79,440
     Management fees                                        58,390                74,249               124,738
     Administrative service fees                           194,500               156,000               144,000
     Other general & administrative expenses               245,950               169,480               214,798
     Interest expense                                       25,387               123,879               145,390
     Depreciation expense                                      -0-               394,481                   -0-
     Impairment loss                                           -0-             1,299,457               584,966
     Provision for possible losses                         945,700             1,327,901               564,655

The decrease in lease and notes receivable income in 2002 compared to 2001 and 2000 is primarily due to a smaller portfolio of direct financing leases and notes receivable. Income also decreased due to a significant number of lease and note contracts that are past due over 90 days, at which time the Partnership places these contracts on a non-accrual basis, as discussed below. The
Partnership's net investment in direct financing leases and notes receivable was $10,480,086 at December 31, 2000, $8,247,891 at December 31, 2001, and
$3,617,605 at December 31, 2002. During 2001, the Partnership acquired equipment for direct financing leases of $793,134 and issued notes receivable in the amount of $532,249. During 2002, the Partnership acquired equipment for direct financing leases of $13,182 and issued notes receivable in the amount of $76,226. Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable at this time. Interest and other income of $26,597 in 2002 is primarily interest income on a money market account and other investments, late charges on lease payments, and other income.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically an amount exceeding the net investment. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. In some cases, lessees may experience financial difficulty and the Partnership may sell the equipment or enter into a new agreement with another lessee at a loss. As such, the Partnership's gain or loss on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations for various activities, including investing in other direct financing leases and notes receivable, paying off debt, or other operating or financing activities. For 2002, the proceeds from early contract terminations were $1,226,909, resulting in a loss of $87,784. For 2001, the proceeds from early contract terminations were $1,634,435, resulting in a loss of $150,796.

Management fees are paid to the General Partner and represent 2% of the rental and note payments received. Payments received in the years ended December 31 are as follows:

                                                          2002                  2001                  2000
                                                          ----                  ----                  ----
     Rental and note payments received               $   2,919,500         $   3,712,450         $   6,236,900

The Partnership pays a monthly administrative service fee to the General
Partner, resulting in expense of $144,000 in 2000, $156,000 in 2001, and $194,500 in 2002. The increase in administrative fees paid is due to an increase in administrative costs incurred by the General Partner on behalf of the Partnership.

                                       6

Interest expense in 2002 was $25,387, compared to $123,879 in 2001 and $145,390 in 2000, and is the result of borrowings on the line of credit agreement. The line of credit agreement was terminated and paid off entirely in June, 2002.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of receivables. The Partnership engaged a company to oversee the operations of the pay phone routes and to attempt to sell the equipment. Depreciation expense on this equipment was $394,481 for 2001. In March of 2001 the Partnership signed an agreement to sell a portion of these phones for $286,114. That sale resulted in a loss of $115,476. In the fourth quarter of 2001, the Partnership agreed to sell the remaining equipment to the company that was operating the phones for $224,000. The Partnership wrote the equipment down to this sales price and incurred an impairment loss of $1,124,457 on the equipment in 2001, in addition to an impairment loss of $584,966 in 2000. During 2001, the additional losses on this equipment were a result of a substantial loss in the number of operable payphones and also due to the general decline in payphone equipment, as described in item 1. Many payphone site owners signed contracts with other payphone operators as a result of ATI's bankruptcy filing.

The Partnership repossessed equipment, primarily office furniture, from another lessee during the third quarter of 2001. An impairment loss of $175,000 was taken in 2001 to write this equipment down to its estimated value of $23,949 at December 31, 2001. This equipment was sold in February, 2002 for $25,000.

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $1,045,951 or 28% of the portfolio of leases and notes and other receivables as of December 31, 2002. The Partnership's provision for possible loan and lease losses was $945,700 in 2002, $1,327,901 in 2001, and $564,655 in
2000, and is the result of various lease and note contract delinquencies and bankruptcy filings by several customers. Management will continue to monitor the portfolio of leases and notes adjust the allowance for possible loan and lease losses accordingly.

At December 31, 2002, nine customers were past due over 90 days or had filed bankruptcy through March 4, 2003. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $988,448. The provision for possible loan and lease losses is primarily the result of the necessity to increase the allowance related to these customers and other customers in which the contracts were terminated during 2002 and the equipment sold to other lessees. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The net investment on the above delinquencies of $988,448 represents approximately 27% of the Partnership's total portfolio of leases and notes. Management believes its total allowance of $1,045,951 is adequate for these customers and the remainder of the portfolio and other receivables at December 31, 2002, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the total allowance will not be necessary.

Other general and administrative expenses consists of legal and accounting, data processing, insurance, office supplies, and other miscellaneous expenses. These expenses totalled $214,798 in 2000, $169,480 in 2001, and $245,950 in 2002. The
increase is primarily due to increased legal and repossession expenses incurred as a result of the past due customers mentioned previously.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2002, the net proceeds of the private program, TIF IX, and TIF X have been invested in specific equipment. TIF IX is in its liquidation phase and must be dissolved by December 31, 2005. TIF X is in its liquidation phase and was scheduled to liquidate by December 31, 2002. TIF X did not liquidate by December 31, 2002 and did not ask the limited partners to vote via a proxy statement to extend the Partnership; therefore the Partnership will be liquidated as soon as feasibly possible. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases or notes acquired by the Partnership have been financed to yield rates of return between 8% and 17%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease or note depends on the size of the transaction and the financial strength of the lessee. Generally, before any lease or note is approved, there is a review of the potential lessees' financial statements, credit references are checked, and outside business and/or individual credit reports are obtained.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated as any increases in lease related expenses are passed on to the lessees through corresponding increases in rental rates as new leases are entered into.

Berthel Fisher & Company, Inc., the parent of the General Partner, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the General Partner is a subsidiary and asset of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the General Partner to be unable to continue as a going concern. If this were to happen, the Partnership would need to elect or appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the operations of the Partnership.



Liquidity and Capital Resources
                                                         Year Ended            Year Ended            Year Ended
Major Cash Sources (Uses):                              Dec. 31, 2002         Dec. 31, 2001         Dec. 31, 2000
                                                        -------------         -------------         -------------
     Net cash from operating activities                 $      95,846         $     320,471          $    518,790
     Proceeds from line of credit borrowings                1,146,090             2,604,209             6,734,105
     Repayments/terminations of leases & notes              2,673,119             3,538,682             6,089,216
     Acquisitions of equip for direct finance leases          (13,182)             (793,134)           (4,155,148)
     Issuance of Notes Receivable                             (76,226)             (532,249)           (1,752,939)
     Repayments of line of credit borrowings               (2,044,963)           (4,079,759)           (6,332,824)
     Distributions & withdrawals paid to partners          (1,206,616)           (1,307,217)           (1,205,711)


The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2002, that working capital reserve, as defined, would be $125,930, and the Partnership had $408,718 of cash and cash equivalents at December 31, 2002.

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

Cash flow from operating activities was $95,846 for 2002 and is derived from the leasing operations of the Partnership, resulting from the income from direct financing leases and notes receivable, less operating expenses. During 2002, the Partnership used proceeds from the repayment and termination of leases and notes to pay off the line of credit and make distributions to the partners.

Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable at this time. As cash is available, the General Partner will continue to assess market conditions to determine whether to make distributions or reinvest in new leases and notes receivable during the remaining operating phase of the Partnership.

                                       9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Interest Rate Sensitivity
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of December 31, 2002.

                                             Assets
                              ---------------------------------
          Expected                Fixed Rate           Average
        Maturity Date          Notes Receivable     Interest Rate
        -------------          ----------------     -------------
         2003                   $     401,258           13.66%
         2004                         375,955           13.79%
         2005                         286,470           14.48%
         2006                         134,343           16.77%
         2007 and thereafter          193,611           16.97%
                                -------------
         Total                  $   1,391,637
                                =============

         Fair Value             $   1,014,000
                                =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
The following financial statements and related information as of and for the years ended December 31, 2002, 2001, and 2000 are included in Item 8:

         Independent Auditors' Report
         Balance Sheets
         Statements of Operations
         Statements of Changes in Partners' Equity
         Statements of Cash Flows
         Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund XI, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund XI, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/  DELOITE & TOUCHE LLP
-----------------------------
     DELOITE & TOUCHE LLP


Cedar Rapids, Iowa
March 10, 2003



TELECOMMUNICATIONS INCOME FUND XI, L.P.

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
----------------------------------------------------------------------------------------

ASSETS (Note 6)                                                 2002           2001

  Cash and cash equivalents                                  $   408,718    $       520
  Net investment in direct financing leases
    and notes receivable (Note 2)                              3,617,605      8,247,891
  Allowance for possible loan and lease losses (Note 3)         (984,556)    (2,059,034)
                                                             -----------    -----------
  Direct financing leases and notes receivable, net            2,633,049      6,188,857
  Other receivables                                               82,931        185,796
  Equipment under operating lease (Note 4)                                       23,949
                                                             -----------    -----------

TOTAL                                                        $ 3,124,698    $ 6,399,122
                                                             ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Line-of-credit agreement (Note 6)                                         $   898,873
  Outstanding checks in excess of bank balance                                   12,586
  Due to affiliates                                          $     2,065          2,981
  Distributions payable to partners                               98,952         99,296
  Accounts payable and accrued expenses                          113,371         63,880
  Lease security deposits                                         36,392        226,211
                                                             -----------    -----------
           Total liabilities                                     250,780      1,303,827
                                                             -----------    -----------

CONTINGENCY (Note 11)

PARTNERS' EQUITY, 25,000 units authorized (Note 5):
  General partner, 10 units issued and outstanding                 2,914          4,693
  Limited partners, 12,359 units issued and outstanding at
    December 31, 2002 and 12,402 units issued and
    outstanding at December 31, 2001                           2,871,004      5,090,602
                                                             -----------    -----------
           Total partners' equity                              2,873,918      5,095,295
                                                             -----------    -----------

TOTAL                                                        $ 3,124,698    $ 6,399,122
                                                             ===========    ===========


See notes to financial statements.

                                          -12-



TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
---------------------------------------------------------------------------------------------------

                                                              2002           2001           2000
REVENUES:
  Income from direct financing leases
    and notes receivable                                  $   516,009    $ 1,013,484    $ 1,229,141
  Gain (loss) on lease terminations                           (87,784)      (150,796)        70,238
  Interest and other income                                    26,597         49,737         79,440
                                                          -----------    -----------    -----------
           Total revenues                                     454,822        912,425      1,378,819
                                                          -----------    -----------    -----------

EXPENSES:
  Management and administrative fees (Note 7)                 252,890        230,249        268,738
  Other general and administrative expenses                   245,950        169,480        214,798
  Interest expense                                             25,387        123,879        145,390
  Depreciation expense (Note 4)                                              394,481
  Impairment loss (Note 4)                                                 1,299,457        584,966
  Provision for possible loan and lease losses (Note 3)       945,700      1,327,901        564,655
                                                          -----------    -----------    -----------
           Total expenses                                   1,469,927      3,545,447      1,778,547
                                                          -----------    -----------    -----------

NET LOSS                                                  $(1,015,105)   $(2,633,022)   $  (399,728)
                                                          ===========    ===========    ===========

NET LOSS ALLOCATED TO:
  General partner                                         $      (819)   $    (2,094)   $      (317)
  Limited partners                                         (1,014,286)    (2,630,928)      (399,411)
                                                          -----------    -----------    -----------
                                                          $(1,015,105)   $(2,633,022)   $  (399,728)
                                                          -----------    -----------    -----------

NET LOSS PER PARTNERSHIP UNIT                             $    (81.92)   $   (210.04)   $    (31.74)
                                                          -----------    -----------    -----------

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                  12,391         12,536         12,593
                                                          -----------    -----------    -----------


See notes to financial statements.

                                                -13-



TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------------------


                                                                 GENERAL           LIMITED PARTNERS             TOTAL
                                                                PARTNER      ----------------------------      PARTNERS'
                                                               (10 UNITS)        UNITS          AMOUNT          EQUITY
BALANCE AT DECEMBER 31, 1999                                 $      9,024          12,583    $ 10,633,719    $ 10,642,743

  Distributions to partners ($96.00 per unit) (Note 5)               (960)                     (1,207,968)     (1,208,928)

  Net loss                                                           (317)                       (399,411)       (399,728)
                                                             ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2000                                        7,747          12,583       9,026,340       9,034,087

  Distributions to partners ($95.91 per unit) (Note 5)               (960)                     (1,201,360)     (1,202,320)

  Withdrawal of limited partners                                                     (181)       (103,450)       (103,450)

  Net loss                                                         (2,094)                     (2,630,928)     (2,633,022)
                                                             ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2001                                        4,693          12,402       5,090,602       5,095,295

  Distributions to partners ($95.99 per unit) (Note 5)               (960)                     (1,188,392)     (1,189,352)

  Withdrawal of limited partners                                                      (43)        (16,920)        (16,920)

  Net loss                                                           (819)                     (1,014,286)     (1,015,105)
                                                             ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2002                                 $      2,914          12,359    $  2,871,004    $  2,873,918
                                                             ============    ============    ============    ============


See notes to financial statements

                                                           -14-



TELECOMMUNICATIONS INCOME FUND XI, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                                 2002           2001          2000
OPERATING ACTIVITIES:
  Net loss                                                                   $(1,015,105)   $(2,633,022)   $  (399,728)
  Adjustments to reconcile net loss to net cash from operating activities:
    (Gain) loss on lease terminations                                             87,784        150,796        (70,238)
    Amortization of intangibles                                                        8             63            545
    Provision for possible loan and lease losses                                 945,700      1,327,901        564,655
    Impairment loss                                                                           1,299,457        584,966
    Depreciation                                                                                394,481
    Changes in operating assets and liabilities:
      Other receivables                                                           41,470       (118,054)       (56,663)
      Outstanding checks in excess of bank balance                               (12,586)       (33,615)      (150,658)
      Due to affiliates                                                             (916)        (3,556)       (35,376)
      Accounts payable and accrued expenses                                       49,491        (63,980)        81,287
                                                                             -----------    -----------    -----------
           Net cash from operating activities                                     95,846        320,471        518,790
                                                                             -----------    -----------    -----------

INVESTING ACTIVITIES:
  Acquisitions of, and purchases of equipment for, direct financing leases       (13,182)      (793,134)    (4,155,148)
  Repayments of direct financing leases                                        1,006,583      1,719,419      1,819,409
  Proceeds from termination of direct financing leases                         1,226,909      1,634,435      3,948,093
  Proceeds from sale of equipment under operating lease                           23,949        324,040
  Repayments of notes receivable                                                 439,627        184,828        321,714
  Issuance of notes receivable                                                   (76,226)      (532,249)    (1,752,939)
  Net lease security deposits collected (paid)                                  (189,819)       (75,025)       103,088
                                                                             -----------    -----------    -----------
           Net cash from investing activities                                  2,417,841      2,462,314        284,217
                                                                             -----------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     1,146,090      2,604,209      6,734,105
  Repayment of borrowings                                                     (2,044,963)    (4,079,759)    (6,332,824)
  Distributions and withdrawals paid to partners                              (1,206,616)    (1,307,218)    (1,205,711)
                                                                             -----------    -----------    -----------
           Net cash from financing activities                                 (2,105,489)    (2,782,768)      (804,430)
                                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             408,198             17         (1,423)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       520            503          1,926
                                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   408,718    $       520    $       503
                                                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $    30,066    $   141,979    $   139,425
  Noncash investing activities:
    Conversion of leases to equipment under operating lease                                     198,947      2,767,422
    Conversion of equipment under operating leases to note receivable                           224,000
    Conversion of leases to notes receivable                                     428,749
    Reclassification of a portion of the allowance to other receivables           61,395


See notes to financial statements

                                                          -15-

TELECOMMUNICATIONS INCOME FUND XI, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The Partnership will also provide financing to customers under a note agreement. Certain agreements exceed 10% of the Partnership's direct finance lease and notes receivable portfolio. On December 23, 2004 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and notes receivable and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2012, or earlier, upon the occurrence of certain events (see Note 5).

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

     Certain Risk Concentrations - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment and office and computer equipment representing approximately 64%, 8%, and 21% of the portfolio at December 31, 2002 and 49%, 18% and 23% of the portfolio at December 31, 2001, respectively.

     Two customers account for approximately 23% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2002. (Three customers represented 34% at December 31, 2001).

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

     Allowance for Possible Loan and Lease Losses - The Partnership performs credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future probable losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.



     Tax Status - Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Net Loss Per Partnership Unit - Net loss per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

     Impact of New Accounting Pronouncements - In June, 1998, the Financial
     Accounting Standard Board ("FASB") issued Statement of Financial Accounting
     Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and
     Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting.
     The Partnership adopted SFAS No. 133 in the first quarter of 2001. The adoption of this standard did not have any impact on the Partnership's results of operations, financial position or cash flows.

2.   NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

     The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2002 and 2001:


                                                                           2002          2001
      Minimum lease payments receivable                                $ 2,343,231    $ 5,768,242
      Estimated unguaranteed residual values                               242,762        455,000
      Unamortized initial direct costs                                           1              9
      Unearned income                                                     (360,026)      (940,067)
      Notes receivable, collateralized primarily by pay telephone equipment and related site agreements, 8% to 17.2%,
        maturing through 2007                                            1,391,637      2,964,707
                                                                       -----------    -----------
      Net investment in direct financing leases and notes receivable   $ 3,617,605    $ 8,247,891
                                                                       ===========    ===========

                                               -18-



     At December 31, 2002, the contractual principal maturities of notes receivable, the future minimum payments to be received under direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of direct financing leases are as follows:


                                                      Minimum      Estimated
                                       Contractual     Lease     Unguaranteed
                                         Principal    Payments     Residual
                                        Maturities   Receivable     Values
      Years ending December 31:
             2003                       $  401,258   $1,609,426   $   72,426
             2004                          375,955      596,293      140,472
             2005                          286,470      115,686       28,364
             2006                          134,343       21,826        1,500
             2007                          193,611
                                        ----------   ----------   ----------
             Total                      $1,391,637   $2,343,231   $  242,762
                                        ==========   ==========   ==========


     The Partnership leases equipment to certain companies for which the General
     Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The
     Partnership's net investment in direct financing leases with these companies approximated $127,978 and $184,390 at December 31, 2002 and 2001, respectively.

     Two customers accounted for 10% or more of the amount of income from direct financing leases and notes receivable during one or more of the periods presented, as follows:

                                               2002       2001       2000

      Customer A                                11 %        4 %       14 %
      Customer B                                            6         10


3.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                    2002           2001           2000

      Balance at beginning of year              $ 2,059,034    $   739,699    $   239,857
       Provision                                    945,700      1,327,901        564,655
       Charge-offs                               (1,958,783)        (8,566)       (64,813)
       Reclassification to other receivables        (61,395)
                                                -----------    -----------    -----------
      Balance at end of year                    $   984,556    $ 2,059,034    $   739,699
                                                ===========    ===========    ===========

     The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $733,370, $1,706,000 and $586,760 and a general unallocated allowance of $251,186, $353,034 and $152,939, respectively, at December 31, 2002, 2001 and 2000.

                                      -19-

     At December 31, 2002, the Partnership had nine customers with payments over 90 days past due or that have filed bankruptcy. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $988,448. Management has provided a specific allowance of $553,000 at December 31, 2002 related to these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining balances. At December 31, 2001, the Partnership had eight customers with payments over 90 days past due or that have filed bankruptcy subsequent to year end through March 1, 2002. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $3,209,236. Management has provided a specific allowance of $1,706,000 at December 31, 2001 related to these customers. At December 31, 2000, the Partnership had five customers with payments over 90 days past due or that had filed bankruptcy. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $1,178,818. Management provided a specific allowance of $523,000 at December 31, 2000 related to these customers. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

4.   EQUIPMENT UNDER OPERATING LEASE

     In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. due to nonpayment of lease receivables. The remaining net equipment cost, representing primarily pay phones, was expected by management to be recovered through the operation and/or sale of the equipment at December 31, 2000. Such equipment cost was adjusted for an impairment loss of $584,966, to reflect management's estimated fair market value of the equipment. In March 2001, a portion of the equipment was sold for $286,114 and the Partnership recorded a loss of $115,476. The equipment was depreciated in the amount of $394,481 during 2001 and additional impairments were recorded during the second and third quarters totaling $1,124,457 to the expected sales price. The remainder of the equipment was sold for $224,000 in 2001 at no gain or loss to the Partnership.

     The significant impairment loss in 2001 discussed above resulted because the payphone site lease contracts were not accepted by the trustee during the bankruptcy of Alpha Telecommunications, Inc. Without the contracts in place, the value of the payphones decreased significantly. Additionally, the market value of payphones decreased due to the general decline experienced in the industry.

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

     During the liquidating phase, amounts available to be distributed among the partners after satisfaction of all Partnership liabilities and obligations and/or the provision of reserves for future or contingent Partnership liabilities will be distributed in order of priority as follows:

     o    First, payment of the General Partner's expense reimbursement;

     o Second, payment to the partners, to the extent necessary to pay to the partners during the term of their investment in the Partnership, operating distributions of 8% annually (on a cumulative, compounded daily basis) on their adjusted capital contributions;

     o Third, payment to the partners of 100% of their adjusted capital contributions to the Partnership;

     o Fourth, payment to the partners to the extent they have not received, during the term of their investment in the Partnership, distributions totaling 9.6% annually (calculated only through the end of the operating phase), noncompounded, on their adjusted capital contributions;

     o Fifth, payment to the General Partner of any unpaid arrearages in its management fee; and

     o Sixth, payment of any remaining amounts will be made 80% to the limited partners and 20% to the General Partner; provided, however, the General Partner will not receive its share of these remaining amounts until such time as the limited partners have received operating distributions and liquidating distributions equal to their capital contributions plus 9.6% annually (calculated only through the end of the operating phase) noncompounded, on their adjusted capital contributions.

6.   BORROWING AGREEMENTS

     In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases, and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. At December 31, 2001 the borrowing limit was $1,114,000. The line of credit agreement bore interest at 1% over the prime rate (combined rate of 5.75% at December 31, 2001), with a $4,000 minimum monthly interest charge, and was collateralized by substantially all assets of the Partnership. The line of credit was guaranteed by the General Partner and certain affiliates of the General Partner. The line of credit was terminated in June 2002.

7.   MANAGEMENT AND SERVICE AGREEMENTS

     The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was $1,033, $34,714 and $265,066 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 2002, 2001 and 2000, those management fees aggregated $58,390, $74,249 and $124,738, respectively.

     In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $194,500, $156,000 and $144,000 for the years ended December 31, 2002, 2001 and 2000, respectively.



8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

     A reconciliation of net loss for financial reporting purposes with the related amount reported for income tax purposes for the years ended
     December 31, 2002, 2001 and 2000 is as follows:


                                        2002                            2001                            2000
                             --------------------------      --------------------------      --------------------------
                                                Per                             Per                             Per
                                Amount          Unit            Amount          Unit            Amount          Unit
Net loss for financial
  reporting purposes         $(1,015,105)   $    (81.92)     $(2,633,022)   $   (210.04)     $  (399,728)   $    (31.74)
Adjustment to convert
  direct financing
  leases to operating
  leases for income
  tax purposes                  (136,703)        (11.03)      (1,792,061)       (142.95)      (1,463,116)       (116.19)
Net change in
  allowance for
  possible loan and
  lease losses                (1,074,478)        (86.71)       1,319,335         105.24          499,842          39.69
Impairment loss on
  equipment                                                    1,299,457         103.66          584,966          46.45
Gain on lease
  terminations                 1,132,407          91.38           19,016           1.52        1,556,215         123.58
                             -----------    -----------      -----------    -----------      -----------    -----------
Net income (loss) for
  income tax
  reporting purposes         $(1,093,879)   $    (88.28)     $(1,787,275)   $   (142.57)     $   778,179    $     61.79
                             ===========    ===========      ===========    ===========      ===========    ===========


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

                                      -23-



     The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 2002 and 2001:


                                      2002                      2001
                            -----------------------   -----------------------
                             Carrying       Fair       Carrying      Fair
                              Amount        Value       Amount       Value

      Notes receivable      $1,391,637   $1,014,000   $2,964,707   $2,612,000


10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       2002 Quarters
                          ------------------------------------------------------------------------
                              First         Second         Third          Fourth          2002
      Revenues            $   188,088    $   174,022    $   105,529    $   (12,817)   $   454,822
      Expenses                328,147        748,483        207,037        186,260      1,469,927
      Net loss               (140,059)      (574,461)      (101,508)      (199,077)    (1,015,105)

      Net loss per
       partnership unit   $    (11.29)   $    (46.35)   $     (8.19)   $    (16.09)   $    (81.92)



     Expenses for the second quarter of 2002 include a provision for possible loan and lease losses of $575,000, primarily the result of a significantly deteriorated value of the phones and other equipment under certain lease and note contracts.

                                                       2001 Quarters
                          ------------------------------------------------------------------------
                              First         Second         Third         Fourth           2001

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



     Expenses for the first quarter of 2001 include depreciation of $181,887 on equipment held under operating leases (see Note 4 related to such equipment). Expenses for the second quarter include depreciation, loss on sale and impairment loss on equipment held under operating leases of $145,410, $115,476 and $703,785, respectively, (see Note 4). Expenses for the third quarter include depreciation and impairment loss on equipment held under operating leases of $67,199 and $380,800, respectively. Expenses for the fourth quarter include an impairment loss on equipment held under operating leases of $39,872 and an increase in the provision for possible loan and lease losses of $952,000 due primarily to the significant increase in amounts that were past due or related to customers who had filed for bankruptcy (see Note 3).

                                      -24-

11.  CONTINGENCY

     The General Partner's parent has approximately $2.2 million of unsecured subordinated debt which was due on December 31, 2002 and does not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the Partnership's operations.

                                    * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
A. The General Partner of the registrant:

         Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B. Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 51) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 48) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988-August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 11. Executive Compensation
         ----------------------

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                    (B)       (C)                  (C1)           (C2)              (D)
                                                                                     Securities of
                                                                                     property
                                                                                     insurance         Aggregate
                                                                                     benefits or       of
                                                 Cash and cash                       reimbursement     contingent
Name of individual                     Year      equivalent forms                    personal          or forms of
and capacities served                  Ended     of remuneration      Fees           benefits          remuneration
-------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.     2002      $ -0-                $  252,890     $ -0-             $ -0-
(General Partner)                      2001      $ -0-                $  230,249     $ -0-             $ -0-
                                       2000      $ -0-                $  268,738     $ -0-             $ -0-


                                                         27



Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

         (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

     (1)                       (2)                                         (3)                       (4)
                      Name and Address of                         Amount and Nature of
Title of Class        Beneficial Ownership                        Beneficial Ownership         Percent of Class
--------------        --------------------                        --------------------         ----------------
Units                 Berthel Fisher & Co. Leasing, Inc.          Ten (10) Units;                   .08%
                      701 Tama Street                             sole owner.
                      Marion, IA 52302


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
Related party transactions are described in Notes 2 and 7 of the notes to the financial statements.


Item 14. Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer,
concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Partnership required to be included in the Partnership's periodic SEC filings.
There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses, of which none were noted, were required.

                                       28

                                     Part IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a) 1. Financial Statements
                                                                       Page No.
              Balance Sheets as of December 31, 2002 and 2001             12

              Statements of Operations for the years ended
              December 31, 2002, 2001, and 2000                           13

              Statements of Changes in Partners' Equity for
              the years ended December 31, 2002, 2001, and 2000           14

              Statements of Cash Flows for the years ended
              December 31, 2002, 2001, and 2000                           15

              Notes to Financial Statements                               16

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

         3. Exhibits
              3,4 Amended and Restated Agreement of Telecommunications Income Fund XI, L.P. currently in effect dated as of November 26, 1997
              (1)

              10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999

              99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

              99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K
              No reports on Form 8-K were filed in the fourth quarter of 2002.

     ------------------------
     (1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective November 26,1997

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

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)

By Berthel Fisher & Company Leasing, Inc.

By:  /s/  Thomas J. Berthel                                 Date: March 25, 2003
    ------------------------------
          Thomas J. Berthel
          President, Chief Executive Officer

By Berthel Fisher & Company Leasing, Inc.

By:  /s/  Ronald O. Brendengen                              Date: March 25, 2003
    ------------------------------
          Ronald O. Brendengen
          Chief Operating Officer,
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Thomas J. Berthel                                      Date: March 25, 2003
----------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                                   Date: March 25, 2003
----------------------------------
     Ronald O. Brendengen
     Chief Operating Officer,
     Chief Financial Officer,
     Treasurer, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                      Date: March 25, 2003
----------------------------------
     Daniel P. Wegmann
     Controller
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                        Date: March 25, 2003
----------------------------------
     Leslie D. Smith
     Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund XI, L.P., certify that:

     1. I have reviewed this annual report on Form 10-K of Telecommunications Income Fund XI, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003                              /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and
                                                 Chief Executive Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income Fund
                                                 XI, L.P.

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund XI, L.P., certify that:

     1. I have reviewed this annual report on Form 10-K of Telecommunications Income Fund XI, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003                              /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income Fund
                                                 XI, L.P.