Form 10-Q
period 2003-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2003-05-08
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                        Commission File Number 000-25593

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

                   Limited Partnership Interest (the "Units")
                                 --------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [ ]  No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                           [ ]  Yes         [X]  No

As of April 14, 2003, 12,369 units were issued and outstanding. Based on the book value at March 31, 2003 of $161.78 per unit, the aggregate market value at April 14, 2003 was $2,001,057.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited)

           Balance Sheets - March 31, 2003 and December 30, 2002               3

           Statements of Operations - three months ended
             March 31, 2003 and 2002                                           4

           Statement of Changes in Partners' Equity -
             three months ended March 31, 2003                                 5

           Statements of Cash Flows - three months ended
             March 31, 2003 and 2002                                           6

           Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

Item 4.  Controls and Procedures                                              10


Part II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits                                                             10

Signatures                                                                    11

Certifications                                                                12



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                           BALANCE SHEETS (UNAUDITED)



                                                        March 31,     December 31,
                                                          2003           2002
                                                       -----------    -----------
ASSETS
   Cash and cash equivalents                           $   192,431    $   408,718
   Net investment in direct financing leases
     and notes receivable (Note B)                       2,927,430      3,617,605
   Allowance for possible loan and lease losses           (994,291)      (984,556)
                                                       -----------    -----------
   Direct financing leases and notes receivable, net     1,933,139      2,633,049
   Other receivables                                        91,952         82,931
                                                       -----------    -----------
TOTAL ASSETS                                           $ 2,217,522    $ 3,124,698
                                                       ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Due to affiliates                                   $     8,985    $     2,065
   Distributions payable to partners                        98,952         98,952
   Accounts payable and accrued expenses                    78,914        113,371
   Lease security deposits                                  29,629         36,392
                                                       -----------    -----------
TOTAL LIABILITIES                                          216,480        250,780
                                                       -----------    -----------

CONTINGENCY (Note D)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding          2,208          2,914
   Limited partners, 12,359 and 12,359 units issued
     and outstanding at March 31, 2003 and
     December 31, 2002, respectively                     1,998,834      2,871,004
                                                       -----------    -----------
TOTAL PARTNERS' EQUITY                                   2,001,042      2,873,918
                                                       -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 2,217,522    $ 3,124,698
                                                       ===========    ===========


See accompanying notes.

                                       3



                       TELECOMMUNICATIONS INCOME FUND XI, L.P.
                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                                 Three Months Ended
                                                                ---------------------
                                                                March 31,   March 31,
                                                                   2003       2002
                                                                ---------   ---------
REVENUES:
     Income from direct financing leases and notes receivable   $  74,605   $ 179,830
     Gain on lease terminations                                    65,595       1,077
     Other                                                          4,331       7,181
                                                                ---------   ---------
Total revenues                                                    144,531     188,088
                                                                ---------   ---------


EXPENSES:
     Management fees                                               17,226      11,014
     Administrative services                                       38,400      40,750
     Interest expense                                                 -0-      13,294
     Provision for possible loan and lease losses                   4,000     170,300
     Other                                                         60,925      92,789
                                                                ---------   ---------
Total expenses                                                    120,551     328,147
                                                                ---------   ---------


Net income (loss)                                               $  23,980   $(140,059)
                                                                =========   =========

Net income (loss) per partnership unit (Note C)                 $    1.94   $  (11.29)
                                                                =========   =========

Weighted average partnership units outstanding                     12,369      12,411
                                                                =========   =========


See accompanying notes.

                                         4



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                        STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            THREE MONTHS ENDED MARCH 31, 2003
                                       (UNAUDITED)



                                 General           Limited Partners           Total
                                 Partner           ----------------         Partners'
                                (10 Units)       Units        Amounts        Equity
--------------------------------------------------------------------------------------
Balance at December 31, 2002   $     2,914         12,359   $ 2,871,004    $ 2,873,918

Distributions to partners             (725)             0      (896,131)      (896,856)

Net income                              19              0        23,961         23,980
                               -----------    -----------   -----------    -----------

Balance at March 31, 2003      $     2,208         12,359   $ 1,998,834    $ 2,001,042
                               ===========    ===========   ===========    ===========


See accompanying notes.

                                           5



                                   TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                                      Three Months Ended
                                                                                    March 31,    March 31,
                                                                                      2003         2002
                                                                                    ---------    ---------
Operating Activities
Net income (loss)                                                                   $  23,980    $(140,059)
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Gain on lease terminations                                                       (65,595)      (1,077)
     Depreciation and amortization                                                          1            3
     Provision for possible loan and lease losses                                       4,000      170,300
Changes in operating assets and liabilities:
     Other receivables                                                                 16,976       22,713
     Outstanding checks in excess of bank balance                                         -0-      (12,586)
     Due to affiliates                                                                  6,920          637
     Accounts payable and accrued expenses                                            (34,457)      (8,620)
                                                                                    ---------    ---------
Net cash from operating activities                                                    (48,175)      31,311
                                                                                    ---------    ---------

Investing Activities
Purchases of equipment for direct financing leases                                    (37,931)         -0-
Issuance of notes receivable                                                              -0-      (51,224)
Repayments of direct financing leases                                                 169,113      248,118
Repayments of notes receivable                                                         47,337      117,651
Proceeds from sale or early termination of direct financing leases,
     notes receivable, and equipment under operating lease                            556,988       71,767
Net lease security deposits paid                                                       (6,763)        (650)
                                                                                    ---------    ---------
Net cash from investing activities                                                    728,744      385,662
                                                                                    ---------    ---------

Financing Activities
Borrowings from line of credit                                                            -0-      454,346
Repayments of line of credit                                                              -0-     (563,138)
Withdrawals paid to partners                                                              -0-       (2,013)
Distributions paid to partners                                                       (896,856)    (297,888)
                                                                                    ---------    ---------
Net cash from financing activities                                                   (896,856)    (408,693)
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                 (216,287)       8,280
Cash and cash equivalents at beginning of period                                      408,718          520
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $ 192,431    $   8,800
                                                                                    =========    =========


Supplemental disclosures of cash flow information:
Interest paid                                                                       $     -0-    $  13,739
Non-cash investing activity:
     Reclassification of a portion of the allowance from other receivables             24,999          -0-


See accompanying notes.

                                                      6

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:


                                                    March 31,      December 31,
                                                      2003             2002
                                                  ------------     ------------
     Minimum lease payments receivable            $  1,913,365     $  2,343,231
     Estimated unguaranteed residual values            215,036          242,762
     Unamortized initial direct costs                       -0-               1
     Unearned income                                  (314,632)        (360,026)
     Notes receivable                                1,113,661        1,391,637
                                                  ------------     ------------
     Net investment in direct financing leases
      and notes receivable                        $  2,927,430     $  3,617,605
                                                  ============     ============


NOTE C - NET INCOME (LOSS) PER PARTNERSHIP UNIT
Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners) which were 12,369 for the three months ended March 31, 2003, compared to 12,411 for the three months ended March 31, 2002.

NOTE D - CONTINGENCY
The General Partner's parent has approximately $2.2 million of unsecured subordinated debt which was due on December 31, 2002 and does not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the Partnership's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
Income derived from direct financing leases and notes receivable was $74,605 for the three months ending March 31, 2003 compared to $179,830 for the same period of 2002. The decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $2,927,430 at March 31, 2003 and $7,756,763 at March 31, 2002. Other income of $4,331 for the first three months of 2003 is interest income on a money market account and other investments and late charges on lease payments, and is down from $7,181 a year ago. The Partnership had a gain on lease terminations for the first quarter of 2003 of $65,595 compared to a gain of $1,077 for the first quarter of 2002. The gain in 2003 was primarily due to the payoff of one lessee that had previously been on a non-accrual status.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These payments were $861,300 the first three months of 2003 compared to $550,700 for the first three months of 2002.

Administrative services were $38,400 for the first three months of 2003 compared to $40,750 for the same period a year ago. This expense represents fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement.

Interest expense for the first three months of 2003 was $0 compared to $13,294 for the same period of 2002. This expense was incurred on the Partnership's line of credit agreement, which was paid in full in June, 2002 and was not renewed.

Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs decreased from $92,789 in 2002 to $60,925 in 2003, primarily due to legal and repossession expenses incurred in 2002 as a result of past due customers. The Partnership's delinquencies and other conditions are discussed in more detail in the following paragraphs and in the Partnership's Form 10-K for the year ended December 31, 2002.

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

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $1,029,687 ($35,396 relating to other receivables) or 34% of the portfolio of leases and notes and other receivables as of March 31, 2003. The Partnership's provision for possible loan and lease losses was $4,000 for the first quarter of 2003 compared to $170,300 for the first quarter of 2002, and is the result of various lease and note contract delinquencies and bankruptcy filings by several customers. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.

At March 31, 2003, seven customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $1,044,095. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The net investment on the above delinquencies of $1,044,095 represents approximately 36% of the Partnership's total portfolio of leases and notes. Management believes its total allowance of $1,029,687 is adequate for these customers and the remainder of the portfolio and other receivables at March 31, 2003, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the total allowance will not be necessary.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 63%, and 21%, respectively, of the portfolio at March 31, 2003. One lessee accounts for approximately 15% of the Partnership's portfolio at March 31, 2003, and this lessee was past due over 90 days.

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

Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At March 31, 2003, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

Cash flow from operating activities was a use of cash of $48,175 for the first three months of 2003, compared to a source of cash of $31,311 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $728,744 for 2003, compared to $385,662 for 2002. The Partnership used $896,856 of cash for financing activities during the first three months of 2003, compared to a use of cash of $408,693 a year ago.

Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable at this time. As cash is available, the General Partner will continue to assess market conditions to determine whether to make distributions or reinvest in new leases and notes receivable during the remaining operating phase of the Partnership. Accordingly, during the first quarter of 2003, the Partnership received proceeds of $556,988 from the termination of lease and note contracts and made a cash distribution instead of reinvesting in leases or notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
Interest Rate Sensitivity
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of March 31, 2003.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2003                  $     236,215           13.90%
         2004                        280,225           13.99%
         2005                        241,319           14.68%
         2006                        162,410           16.96%
         2007 and thereafter         193,492           17.00%
                               -------------
         Total                 $   1,113,661
                               =============

         Fair Value            $     779,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses, of which none were noted, were required.


                           Part II. Other Information

Item 6.  Exhibits
         --------

Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: May 8, 2003                           /s/  Ronald O. Brendengen
      -----------                           -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: May 8, 2003                           /s/  Daniel P. Wegmann
      -----------                           -----------------------------------
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


May 8, 2003                                 /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and Chief Executive
                                                 Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund XI, L.P.

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


May 8, 2003                                 /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund XI, L.P.