Form 10-Q
period 2003-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2003-08-12
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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

As of July 23, 2003, 12,369 units were issued and outstanding. Based on the book value at June 30, 2003 of $137.36 per unit, the aggregate market value at July 23, 2003 was $1,699,006.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited)

           Balance Sheets - June 30, 2003 and December 30, 2002               3

           Statements of Operations - three months ended
            June 30, 2003 and 2002                                            4

           Statements of Operations - six months ended
            June 30, 2003 and 2002                                            5

           Statement of Changes in Partners' Equity -
            six months ended June 30, 2003                                    6

           Statements of Cash Flows - six months ended
            June 30, 2003 and 2002                                            7

           Notes to Financial Statements                                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11


Part II.   OTHER INFORMATION

Item 6.  Exhibits                                                            11

Signatures                                                                   12



                        TELECOMMUNICATIONS INCOME FUND XI, L.P.
                              BALANCE SHEETS (UNAUDITED)



                                                             June 30,     December 31,
                                                              2003           2002
                                                           -----------    -----------
ASSETS
   Cash and cash equivalents                               $   327,324    $   408,718
   Net investment in direct financing leases
     and notes receivable (Note B)                           2,514,133      3,617,605
   Allowance for possible loan and lease losses             (1,025,671)      (984,556)
                                                           -----------    -----------
   Direct financing leases and notes receivable, net         1,488,462      2,633,049
   Other receivables                                            85,165         82,931
                                                           -----------    -----------
TOTAL ASSETS                                               $ 1,900,951    $ 3,124,698
                                                           ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Due to affiliates                                       $     2,543    $     2,065
   Distributions payable to partners                            98,952         98,952
   Accounts payable and accrued expenses                        74,885        113,371
   Lease security deposits                                      25,566         36,392
                                                           -----------    -----------
TOTAL LIABILITIES                                              201,946        250,780
                                                           -----------    -----------

CONTINGENCY (Note C)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding              1,964          2,914
   Limited partners, 12,359 units issued and outstanding     1,697,041      2,871,004
                                                           -----------    -----------
TOTAL PARTNERS' EQUITY                                       1,699,005      2,873,918
                                                           -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $ 1,900,951    $ 3,124,698
                                                           ===========    ===========


See accompanying notes.

                       TELECOMMUNICATIONS INCOME FUND XI, L.P.
                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                                  Three Months Ended
                                                                ----------------------
                                                                 June 30,     June 30,
                                                                  2003         2002
                                                                ---------    ---------
REVENUES:
     Income from direct financing leases and notes receivable   $  59,030    $ 142,821
     Gain (loss) on lease terminations                             (1,563)      24,806
     Other                                                          5,373        6,395
                                                                ---------    ---------
Total revenues                                                     62,840      174,022
                                                                ---------    ---------


EXPENSES:
     Management fees                                                9,724       30,599
     Administrative services                                       38,400       47,250
     Interest expense                                                 -0-       12,093
     Provision for possible loan and lease losses                     -0-      575,000
     Other                                                         19,897       83,541
                                                                ---------    ---------
Total expenses                                                     68,021      748,483
                                                                ---------    ---------


Net loss                                                        $  (5,181)   $(574,461)
                                                                =========    =========

Net loss per partnership unit                                   $    (.42)   $  (46.35)
                                                                =========    =========

Weighted average partnership units outstanding                     12,369       12,393
                                                                =========    =========


See accompanying notes.

                          TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)



                                                                     Six Months Ended
                                                                -------------------------
                                                                 June 30,      June 30,
                                                                   2003          2002
                                                                -----------   -----------
REVENUES:
     Income from direct financing leases and notes receivable   $   133,635   $   322,651
     Gain on lease terminations                                      64,032        25,883
     Other                                                            9,704        13,576
                                                                -----------   -----------
Total revenues                                                      207,371       362,110
                                                                -----------   -----------


EXPENSES:
     Management fees                                                 26,950        41,613
     Administrative services                                         76,800        88,000
     Interest expense                                                   -0-        25,387
     Provision for possible loan and lease losses                     4,000       745,300
     Other                                                           80,822       176,330
                                                                -----------   -----------
Total expenses                                                      188,572     1,076,630
                                                                -----------   -----------


Net income (loss)                                               $    18,799   $  (714,520)
                                                                ===========   ===========

Net income (loss) per partnership unit                          $      1.52   $    (57.61)
                                                                ===========   ===========

Weighted average partnership units outstanding                       12,369        12,402
                                                                ===========   ===========


See accompanying notes.

                       TELECOMMUNICATIONS INCOME FUND XI, L.P.
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                           SIX MONTHS ENDED JUNE 30, 2003
                                     (UNAUDITED)



                                 General           Limited Partners          Total
                                 Partner           ----------------         Partners'
                                (10 Units)       Units        Amounts        Equity
                               -----------    -----------   -----------    -----------

Balance at December 31, 2002   $     2,914         12,359   $ 2,871,004    $ 2,873,918

Distributions to partners             (725)             0      (896,131)      (896,856)

Net income                              19              0        23,961         23,980
                               -----------    -----------   -----------    -----------

Balance at March 31, 2003            2,208         12,359     1,998,834      2,001,042

Distributions to partners             (240)             0      (296,616)      (296,856)

Net loss                                (4)             0        (5,177)        (5,181)
                               -----------    -----------   -----------    -----------

Balance at June 30, 2003       $     1,964         12,359   $ 1,697,041    $ 1,699,005
                               ===========    ===========   ===========    ===========


See accompanying notes

                                      TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                          Six Months Ended
                                                                                        June 30,       June 30,
                                                                                         2003            2002
                                                                                      -----------    -----------
Operating Activities
Net income (loss)                                                                     $    18,799    $  (714,520)
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Gain on lease terminations                                                           (64,032)       (25,883)
     Depreciation and amortization                                                              1              5
     Provision for possible loan and lease losses                                           4,000        745,300
Changes in operating assets and liabilities:
     Other receivables                                                                     23,765         16,969
     Outstanding checks in excess of bank balance                                             -0-        (12,586)
     Due to affiliates                                                                        478         (1,212)
     Accounts payable and accrued expenses                                                (38,486)        70,185
                                                                                      -----------    -----------
Net cash from operating activities                                                        (55,475)        78,258
                                                                                      -----------    -----------

Investing Activities
Purchases of equipment for direct financing leases                                        (37,931)        (7,123)
Issuance of notes receivable                                                                  -0-        (76,226)
Repayments of direct financing leases                                                     426,203        491,975
Repayments of notes receivable                                                            130,734        313,860
Proceeds from sale or early termination of direct financing leases,
     notes receivable, and equipment under operating lease                                659,613      1,063,008
Net lease security deposits paid                                                          (10,826)       (23,270)
                                                                                      -----------    -----------
Net cash from investing activities                                                      1,167,793      1,762,224
                                                                                      -----------    -----------

Financing Activities
Borrowings from line of credit                                                                -0-      1,146,090
Repayments of line of credit                                                                  -0-     (2,044,962)
Withdrawals paid to partners                                                                  -0-        (10,522)
Distributions paid to partners                                                         (1,193,712)      (595,384)
                                                                                      -----------    -----------
Net cash from financing activities                                                     (1,193,712)    (1,504,778)
                                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                                      (81,394)       335,704
Cash and cash equivalents at beginning of period                                          408,718            520
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $   327,324    $   336,224
                                                                                      ===========    ===========


Supplemental disclosures of cash flow information:
Interest paid                                                                         $       -0-    $    30,066
Non-cash investing activity:
     Reclassification of equipment from direct financing leases to notes receivable           -0-        428,749
     Reclassification of a portion of the allowance from other receivables                 24,999            -0-


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June
30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                    June 30, 2003       December 31, 2002
                                                                    --------------        --------------
     Minimum lease payments receivable                              $    1,631,789        $    2,343,231
     Estimated unguaranteed residual values                                228,653               242,762
     Unamortized initial direct costs                                          -0-                     1
     Unearned income                                                     (294,893)             (360,026)
     Notes receivable                                                      948,584             1,391,637
                                                                    --------------        --------------
     Net investment in direct financing leases and notes receivable $    2,514,133        $    3,617,605
                                                                    ==============        ==============


NOTE C - CONTINGENCY
The General Partner's parent has approximately $2.2 million of unsecured subordinated debt which was due on December 31, 2002 and does not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the Partnership's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Results of Operations

Income derived from direct financing leases and notes receivable was $133,635 for the six months ending June 30, 2003 compared to $322,651 for the same period of 2002. The decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $2,514,133 at June 30, 2003 and $5,822,620 at June 30, 2002. Other income of $9,704 for the first six months of 2003 is interest income on a money market account and other investments and late charges on lease payments, and is down from $13,576 a year ago. The Partnership had a gain on lease terminations for the first six months of 2003 of $64,032 compared to a gain of $25,883 for the first six months of 2002. The gain in 2003 was primarily due to the payoff of one lessee that had previously been on a non-accrual status.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These payments were $1,347,500 the first six months of 2003 compared to $2,080,650 for the first six months of 2002.

Administrative services were $76,800 for the first six months of 2003 compared to $88,000 for the same period a year ago. This expense represents fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement.

Interest expense for the first six months of 2003 was $0 compared to $25,387 for the same period of 2002. This expense was incurred on the Partnership's line of credit agreement, which was paid in full in June, 2002 and was not renewed.

Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs decreased from $176,330 in 2002 to $80,822 in 2003, primarily due to legal and repossession expenses incurred in 2002 as a result of past due customers. The Partnership's delinquencies and other conditions are discussed in more detail in the following paragraphs and in the Partnership's Form 10-K for the year ended December 31, 2002.

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

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $1,061,067 ($35,396 relating to other receivables) or 40% of the portfolio of leases and notes and other receivables as of June 30, 2003. The Partnership's provision for possible loan and lease losses was $4,000 for the first six months of 2003 compared to $745,300 for the first six months of 2002, and was the result of various lease and note contract delinquencies and bankruptcy filings by several customers in 2002. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.

At June 30, 2003, six customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $1,052,229. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The net investment on the above delinquencies of $1,052,229 represents approximately 42% of the Partnership's total portfolio of leases and notes. Management believes its total allowance of $1,061,067 is adequate for these customers and the remainder of the portfolio and other receivables at June 30, 2003, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the total allowance will not be necessary.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, representing approximately 61%, and 24%, respectively, of the portfolio at June 30, 2003. One lessee accounts for approximately 18% of the Partnership's portfolio at June 30, 2003, and this lessee was past due over 90 days.

Berthel Fisher & Company, Inc., the parent of the General Partner, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the General Partner is a subsidiary of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the General Partner to be unable to continue as a going concern. If this were to happen, the Partnership would need to elect or appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the operations of the Partnership.

Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At June 30, 2003, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

Cash flow from operating activities was a use of cash of $55,475 for the first six months of 2003, compared to a source of cash of $78,258 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $1,167,793 for 2003, compared to $1,762,224 for 2002. The Partnership used $1,193,712 of cash for financing activities during the first six months of 2003, compared to a use of cash of $1,504,778 a year ago.

Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable at this time. As cash is available, the General Partner will continue to assess market conditions to determine whether to make distributions or reinvest in new leases and notes receivable during the remaining operating phase of the Partnership. In conjunction with this, management anticipates that the current level of monthly distributions can be sustained through December, 2003. Beginning in 2004, the Partnership will only distribute cash as it is available. As the portfolio of leases and notes receivable continues to decline, it is expected that expenses will exceed revenues except to the extent the Partnership is able to generate gains on termination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
Interest Rate Sensitivity
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of June 30, 2003.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2003                  $     145,821           13.72%
         2004                        249,622           13.90%
         2005                        207,185           14.79%
         2006                        152,400           16.80%
         2007 and thereafter         193,556           17.00%
                               -------------
         Total                 $     948,584
                               =============

         Fair Value            $     575,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.


                           Part II. Other Information

Item 6.  Exhibits
         --------
Exhibit 99.1      Certification of Chief Executive Officer
Exhibit 99.2      Certification of Chief Financial Officer
Exhibit 99.3      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 99.4      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: August 12, 2003                       /s/  Ronald O. Brendengen
      ---------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: August 12, 2003                       /s/  Daniel P. Wegmann
      ---------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller