Form 10-Q
period 2003-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2003-11-13
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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

As of October 24, 2003, 12,335 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                           Page
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited)

           Balance Sheets - September 30, 2003 and December 31, 2002         3

           Statements of Operations - three months ended
            September 30, 2003 and 2002                                      4

           Statements of Operations - nine months ended
            September 30, 2003 and 2002                                      5

           Statement of Changes in Partners' Equity - nine months ended
            September 30, 2003                                               6

           Statements of Cash Flows - nine months ended
            September 30, 2003 and 2002                                      7

           Notes to Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         11

Item 4.  Controls and Procedures                                            11


Part II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits                                                           11

Signatures                                                                  12



                       TELECOMMUNICATIONS INCOME FUND XI, L.P.
                             BALANCE SHEETS (UNAUDITED)



                                                      September 30,     December 31,
                                                          2003             2002
                                                       -----------      -----------
ASSETS
   Cash and cash equivalents                           $   423,985      $   408,718
   Net investment in direct financing leases
     and notes receivable (Note B)                       1,935,366        3,617,605
   Allowance for possible loan and lease losses           (850,271)        (984,556)
                                                       -----------      -----------
   Direct financing leases and notes receivable, net     1,085,095        2,633,049
   Other receivables                                        78,432           82,931
                                                       -----------      -----------
TOTAL ASSETS                                           $ 1,587,512      $ 3,124,698
                                                       ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Due to affiliates                                   $     2,244      $     2,065
   Distributions payable to partners                        98,680           98,952
   Accounts payable and accrued expenses                    75,923          113,371
   Lease security deposits                                  22,802           36,392
                                                       -----------      -----------
TOTAL LIABILITIES                                          199,649          250,780
                                                       -----------      -----------

CONTINGENCY (Note C)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding          1,715            2,914
   Limited partners, 12,339 and 12,359 units issued
     and outstanding at September 30, 2003 and
     December 31, 2002, respectively                     1,386,148        2,871,004
                                                       -----------      -----------
TOTAL PARTNERS' EQUITY                                   1,387,863        2,873,918
                                                       -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 1,587,512      $ 3,124,698
                                                       ===========      ===========


See accompanying notes.

                            TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                    Three Months Ended
                                                                    ------------------
                                                              September 30,     September 30,
                                                                  2003              2002
                                                                ---------        ---------
REVENUES:
     Income from direct financing leases and notes receivable   $  45,300        $ 101,614
     Gain (loss) on lease terminations                               (506)          (3,573)
     Other                                                          9,003            7,488
                                                                ---------        ---------
Total revenues                                                     53,797          105,529
                                                                ---------        ---------


EXPENSES:
     Management fees                                                7,664            9,049
     Administrative services                                       38,400           53,250
     Provision for possible loan and lease losses                     -0-          100,400
     Other                                                         19,460           44,338
                                                                ---------        ---------
Total expenses                                                     65,524          207,037
                                                                ---------        ---------


Net loss                                                        $ (11,727)       $(101,508)
                                                                =========        =========

Net loss per partnership unit                                   $    (.95)       $   (8.19)
                                                                =========        =========

Weighted average partnership units outstanding                     12,359           12,389
                                                                =========        =========


See accompanying notes.

                            TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                                     Nine Months Ended
                                                                     -----------------
                                                               September 30,     September 30,
                                                                   2003              2002
                                                                -----------       -----------
REVENUES:
     Income from direct financing leases and notes receivable   $   178,935       $   424,265
     Gain on lease terminations                                      63,526            22,310
     Other                                                           18,707            21,064
                                                                -----------       -----------
Total revenues                                                      261,168           467,639
                                                                -----------       -----------


EXPENSES:
     Management fees                                                 34,614            50,662
     Administrative services                                        115,200           141,250
     Interest expense                                                   -0-            25,387
     Provision for possible loan and lease losses                     4,000           845,700
     Other                                                          100,282           220,668
                                                                -----------       -----------
Total expenses                                                      254,096         1,283,667
                                                                -----------       -----------


Net income (loss)                                               $     7,072       $  (816,028)
                                                                ===========       ===========

Net income (loss) per partnership unit                          $       .57       $    (65.82)
                                                                ===========       ===========

Weighted average partnership units outstanding                       12,366            12,397
                                                                ===========       ===========


See accompanying notes.

                           TELECOMMUNICATIONS INCOME FUND XI, L.P.
                          STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            NINE MONTHS ENDED SEPTEMBER 30, 2003
                                         (UNAUDITED)



                                   General                                       Total
                                   Partner            Limited Partners          Partners'
                                  (10 Units)        Units         Amounts        Equity
                                  -----------    -----------    -----------    -----------

Balance at December 31, 2002      $     2,914         12,359    $ 2,871,004    $ 2,873,918

Distributions to partners                (725)             0       (896,131)      (896,856)

Net income                                 19              0         23,961         23,980
                                  -----------    -----------    -----------    -----------

Balance at March 31, 2003               2,208         12,359      1,998,834      2,001,042

Distributions to partners                (240)             0       (296,616)      (296,856)

Net loss                                   (4)             0         (5,177)        (5,181)
                                  -----------    -----------    -----------    -----------

Balance at June 30, 2003                1,964         12,359      1,697,041      1,699,005

Distributions to partners                (240)             0       (296,184)      (296,424)

Net loss                                   (9)             0        (11,718)       (11,727)

Withdrawals of limited partners             0            (20)        (2,991)        (2,991)
                                  -----------    -----------    -----------    -----------

Balance at September 30, 2003     $     1,715         12,339    $ 1,386,148    $ 1,387,863
                                  ===========    ===========    ===========    ===========


See accompanying notes.

                                TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                              Nine Months Ended
                                                                         September 30,  September 30,
                                                                             2003           2002
                                                                          -----------    -----------
Operating Activities
Net income (loss)                                                         $     7,072    $  (816,028)
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Gain on lease terminations                                               (63,526)       (22,310)
     Depreciation and amortization                                                  1              7
     Provision for possible loan and lease losses                               4,000        845,700
Changes in operating assets and liabilities:
     Other receivables                                                         30,498         26,857
     Outstanding checks in excess of bank balance                                 -0-        (12,586)
     Due to affiliates                                                            179           (255)
     Accounts payable and accrued expenses                                    (37,448)        55,717
                                                                          -----------    -----------
Net cash from operating activities                                            (59,224)        77,102
                                                                          -----------    -----------

Investing Activities
Purchases of equipment for direct financing leases                            (37,931)       (13,182)
Issuance of notes receivable                                                  (41,000)       (76,226)
Repayments of direct financing leases                                         639,029        773,181
Repayments of notes receivable                                                174,213        378,135
Proceeds from sale or early termination of direct financing leases,
     notes receivable, and equipment under operating lease                    847,168      1,081,941
Net lease security deposits paid                                              (13,589)       (25,032)
                                                                          -----------    -----------
Net cash from investing activities                                          1,567,890      2,118,817
                                                                          -----------    -----------

Financing Activities
Borrowings from line of credit                                                    -0-      1,146,090
Repayments of line of credit                                                      -0-     (2,044,962)
Withdrawals paid to partners                                                   (2,991)       (13,264)
Distributions paid to partners                                             (1,490,408)      (892,744)
                                                                          -----------    -----------
Net cash from financing activities                                         (1,493,399)    (1,804,880)
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                           15,267        391,039
Cash and cash equivalents at beginning of period                              408,718            520
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   423,985    $   391,559
                                                                          ===========    ===========


Supplemental disclosures of cash flow information:
Interest paid                                                             $      -0-     $    30,066
Non-cash investing activity:
     Reclassification of equipment from direct financing leases to
       notes receivable                                                          -0-         428,749


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended
September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                       September 30, 2003     December 31, 2002
                                                                       ------------------     -----------------
      Minimum lease payments receivable                                   $    1,292,617        $    2,343,231
      Estimated unguaranteed residual values                                     159,583               242,762
      Unamortized initial direct costs                                               -0-                     1
      Unearned income                                                          (247,893)             (360,026)
      Notes receivable                                                           731,059             1,391,637
                                                                          --------------        --------------
      Net investment in direct financing leases and notes receivable      $    1,935,365        $    3,617,605
                                                                          ==============        ==============


NOTE C - CONTINGENCY
Berthel Fisher & Company, Inc. ("BFC"), the parent of the General Partner, is in default on $2.2 million of its unsecured debt that was due December 31, 2002.
BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the General Partner to continue as a going concern. If this were to happen, the Partnership would need to appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------
Results of Operations
Income derived from direct financing leases and notes receivable was $178,935 for the nine months ending September 30, 2003 compared to $424,265 for the same period of 2002. The decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $1,935,366 at September 30, 2003 and $5,470,631 at September 30, 2002. Other income of $18,707 for the first nine months of 2003 is interest income on a money market account and other investments and late charges on lease payments, and is down from $21,064 a year ago. The Partnership had a gain on lease terminations for the first nine months of 2003 of $63,526 compared to a gain of $22,310 for the first nine months of 2002. The gain in 2003 was primarily due to the payoff of one lessee that had previously been on a non-accrual status.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These gross rental and other payments were $1,730,700 the first nine months of 2003 compared to $2,533,100 for the first nine months of 2002.

Administrative services were $115,200 for the first nine months of 2003 compared to $141,250 for the same period a year ago. This expense represents fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement.

Interest expense for the first nine months of 2003 was $0 compared to $25,387 for the same period of 2002. This expense was incurred on the Partnership's line of credit agreement, which was paid in full in June, 2002 and was not renewed.

Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs decreased from $220,668 in 2002 to $100,282 in 2003, primarily due to legal and repossession expenses incurred in 2002 as a result of past due customers. The Partnership's delinquencies and other conditions are discussed in more detail in the following paragraphs and in the Partnership's Form 10-K for the year ended December 31, 2002.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The value of payphones and payphone routes has declined substantially in recent years and is due to various factors, including but not limited to the following:

o Lack of sufficient dial around revenues for payphone operators
o Decrease inusage of payphones, due to the use of mobile phones, etc.
o Lack of economies of scale being achieved with the cost of lines purchased from local exchange carriers
o Lack of available capital for payphone operators
o Decrease in the number of payphone operators

Management believes that these conditions may be overcome if current lobbying efforts are successful and economic conditions become more favorable for payphone operators. However, no assurance can be given that any of these conditions may improve or that current values in the telecommunications industry will not continue to decline.

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $885,667 ($35,396 relating to other receivables) or 43% of the portfolio of leases and notes and other receivables as of September 30, 2003. The Partnership's provision for possible loan and lease losses was $4,000 for the first nine months of 2003 compared to $845,700 for the first nine months of 2002, and was the result of various lease and note contract delinquencies and bankruptcy filings by several customers in 2002. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.

At September 30, 2003, three customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $693,017. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The net investment on the above delinquencies of $693,017 represents approximately 36% of the Partnership's total portfolio of leases and notes. Management believes its total allowance of $885,667 is adequate for these customers and the remainder of the portfolio and other receivables at September 30, 2003, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the total allowance will not be necessary.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, and office and computer equipment, and industrial equipment, representing approximately 55%, 29%, and 10%, respectively, of the portfolio at September 30, 2003. Two lessees account for approximately 32% of the Partnership's portfolio at September 30, 2003, and these lessees were past due over 90 days.

Berthel Fisher & Company, Inc. ("BFC"), the parent of the General Partner, is in default on $2.2 million of its unsecured debt that was due December 31, 2002. BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the General Partner to continue as a going concern. If this were to happen, the Partnership would need to appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the Partnership.

Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At September 30, 2003, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

Cash flow from operating activities was a use of cash of $59,224 for the first nine months of 2003, compared to a source of cash of $77,102 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $1,567,890 for 2003, compared to $2,118,817 for 2002. The Partnership used $1,493,399 of cash for financing activities during the first nine months of 2003, compared to a use of cash of $1,804,880 a year ago.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
Interest Rate Sensitivity
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of September 30, 2003.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2003                  $      73,933            12.47%
         2004                        251,873            12.11%
         2005                        212,027            12.18%
         2006                        188,015             8.85%
         2007 and thereafter           5,211             8.85%
                               -------------
         Total                 $     731,059
                               =============

         Fair Value            $     467,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.


                           Part II. Other Information

Item 6.  Exhibits
         --------
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)




Date: November 12, 2003                     /s/  Ronald O. Brendengen
      -----------------                     -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: November 12, 2003                     /s/  Daniel P. Wegmann
      -----------------                     -----------------------------------
                                                 Daniel P. Wegmann, Controller