Form 10-K
period 2003-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2004-03-29
CIK 1045577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ] Yes [X] No

As of June 30, 2003, 12,369 units were issued and outstanding. Based on the book value of $137.36 per unit at that time, the aggregate market value at June 30, 2003 was $1,699,006. As of February 4, 2004, 12,323 units were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                            Page
                                     PART I

Item 1.   Business---------------------------------------------------------    3
Item 2.   Properties-------------------------------------------------------    5
Item 3.   Legal Proceedings------------------------------------------------    5
Item 4.   Submission of Matters to a Vote of Unit Holders------------------    5


                                     PART II

Item 5.   Market for the Registrant's Common Equity
              and Related Stockholder Matters------------------------------    5
Item 6.   Selected Financial Data------------------------------------------    5
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations------------------------------------    6
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk------    10
Item 8.   Financial Statements and Supplementary Data---------------------    10
Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure----------------------    27
Item 9A.  Controls and Procedures-----------------------------------------    27


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant--------------    28
Item 11.  Executive Compensation------------------------------------------    29
Item 12.  Security Ownership of Certain Beneficial Owners and Management--    30
Item 13.  Certain Relationships and Related Transactions------------------    30
Item 14.  Principal Accountant Fees and Services--------------------------    30


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.    31
          Signatures------------------------------------------------------    32

                                     PART I

Item 1.   Business
          --------
Telecommunications Income Fund XI, L.P., an Iowa limited partnership (the "Partnership"), was organized on August 26, 1997. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership intends to acquire primarily telecommunications equipment (specifically pay telephones and call processing equipment) that is leased to third parties. Other types of equipment have also been and will be acquired by the Partnership and leased to customers. During 2003 the Partnership acquired equipment subject to leases with a cost of $37,931. The Partnership also provides financing to customers under note agreements.

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

The Partnership's equipment leases are concentrated in pay telephones and industrial equipment representing approximately 71% and 13% of the Partnership's direct finance lease and notes receivable portfolio at December 31, 2003, respectively. For the year ended December 31, 2003, no customers accounted for more than 10% of the income from direct financing leases and notes receivable. Three customers account for approximately 36% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2003.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The value of payphones and payphone routes has declined substantially in recent years due to various factors, including but not limited to the following:

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

Item 2.   Properties
          ----------
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment and industrial equipment, as described in Item 1.

Item 3.   Legal Proceedings
          -----------------
None.

Item 4.   Submission of Matters to a Vote of Unit Holders
No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.


                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder

Matters
The Registrant's units are not publicly traded. There is no market for the
Registrant's units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the units.
                                               Number of Partners
          Title of Class                      at February 4, 2004
          -------------------------------------------------------
          Limited Partner                             659
          General Partner                               1

Distributions are paid to Partners on a monthly basis. Through December 31, 2003 distributions paid or payable to Partners over the life of the Partnership have been $6,597,766. As of December 31, 2003 the Partnership had accrued distributions to Partners of $98,584.


Item 6. Selected Financial Data

                              Year Ended        Year Ended       Year Ended       Year Ended        Year Ended
                             Dec. 31, 2003     Dec. 31, 2002    Dec. 31, 2001    Dec. 31, 2000     Dec. 31, 1999
                             -------------     -------------    -------------    -------------     -------------
Total revenue                $     301,284     $     454,822    $     912,425     $   1,378,819    $   1,172,549
Net income (loss)                 (79,333)       (1,015,105)      (2,633,022)         (399,728)          676,665
Total assets                     1,159,555         3,124,698        6,399,122        11,991,088       13,196,905
Line of credit agreement               -0-               -0-          898,873         2,374,423        1,973,142
Distributions to partners        1,786,064         1,189,352        1,202,320         1,208,928          886,545
Earnings (loss) per unit            (6.42)           (81.92)         (210.04)           (31.74)            72.99
Distributions per unit              144.53             95.99            95.91             96.00            95.63

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

                                       5



Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations
                                                      Year Ended            Year Ended            Year Ended
                                                     Dec. 31, 2003         Dec. 31, 2002         Dec. 31, 2001
                                                     -------------         -------------         -------------
     Lease and notes receivable income               $     214,920         $     516,009         $   1,013,484
     Gain (loss) on lease terminations                      64,170              (87,784)             (150,796)
     Interest and other income                              22,194                26,597                49,737
     Management fees                                        39,082                58,390                74,249
     Administrative service fees                           153,600               194,500               156,000
     Other general & administrative expenses               112,935               245,950               169,480
     Interest expense                                          -0-                25,387               123,879
     Depreciation expense                                      -0-                   -0-               394,481
     Impairment loss                                           -0-                   -0-             1,299,457
     Provision for possible losses                          75,000               945,700             1,327,901

The decrease in lease and notes receivable income in 2003 compared to prior years is primarily due to a smaller portfolio of direct financing leases and notes receivable. Income also decreased due to a significant number of lease and note contracts that are past due over 90 days, at which time the Partnership places these contracts on a non-accrual basis, as discussed below. The
Partnership's net investment in direct financing leases and notes receivable was $1,312,834 at December 31, 2003, $3,617,605 at December 31, 2002, and $8,247,891
at December 31, 2001. During 2002, the Partnership acquired equipment for direct financing leases of $13,182 and issued notes receivable in the amount of $76,226. During 2003, the Partnership acquired equipment for direct financing leases of $37,931 and issued notes receivable in the amount of $41,000. Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable at this time. Interest and other income of $22,194 in 2003 is primarily interest income on a money market account and other investments, late charges on lease payments, and other income.

Certain lessees have requested early termination of their lease contracts with the Partnership. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically an amount exceeding the net investment. In some cases, lessees may experience financial difficulty and the Partnership may sell the equipment or enter into a new agreement with another lessee at a loss. As such, the Partnership's gain or loss on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations for various activities, including investing in other direct financing leases and notes receivable, paying off debt, distributing cash to partners, or other operating or financing activities. For 2003, the proceeds from early contract terminations were $894,015, resulting in a gain of $64,170.
For 2002, the proceeds from early contract terminations were $1,226,909, resulting in a loss of $87,784.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, note payments, and other financing payments received. Payments received in the years ended December 31 are as follows:

                                                 2003           2002            2001
                                                 ----           ----            ----
     Rental and note payments received       $ 1,954,100     $ 2,919,500     $ 3,712,450

The Partnership pays a monthly administrative service fee to the General
Partner, resulting in expense of $153,600 in 2003, $194,500 in 2002, and $156,000 in 2001. This expense represents administrative fees paid monthly to the General Partner for the operations of the Partnership as defined in the Partnership Agreement.

                                       6

Interest expense in 2003 was $0, compared to $25,387 in 2002 and $123,879 in 2001, and was the result of borrowings on the line of credit agreement. The line of credit agreement was terminated and paid off entirely in June, 2002.

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

The allowance for possible loan and lease losses is based upon a continuing review of past loss experience, current economic conditions, and the underlying asset values of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $555,101 ($32,954 relating to other receivables) or 40% of the portfolio of leases and notes and other receivables as of December 31, 2003. The Partnership's provision for possible loan and lease losses was $75,000 in 2003, $945,700 in 2002, and $1,327,901 in 2001, and is the result of various lease and note contract delinquencies and bankruptcy filings by several customers. Management will continue to monitor the portfolio of leases and notes adjust the allowance for possible loan and lease losses accordingly.

At December 31, 2003, three customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in the past due contracts was $403,065. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The telecommunications industry has seen a significant downturn in recent years that has adversely affected the Partnership. The net investment on the above delinquencies of $403,065 represents approximately 31% of the Partnership's total portfolio of leases and notes. Management believes its total allowance of $555,101 is adequate for these customers and the remainder of the portfolio and other receivables at December 31, 2003, based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the total allowance will not be necessary.

Other general and administrative expenses consists of legal and accounting, data processing, insurance, office supplies, and other miscellaneous expenses. These expenses totalled $112,935 in 2003, $245,950 in 2002, and $169,480 in 2001. The
increase in 2002 is primarily due to increased legal and repossession expenses incurred as a result of the past due customers mentioned previously.



The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and
Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2003, the net proceeds of the private program, TIF IX, and TIF X have been invested in specific equipment. TIF
IX is in its liquidation phase and must be dissolved by December 31, 2005. TIF X is in its liquidation phase and was scheduled to liquidate by December 31, 2002.
TIF X did not liquidate by December 31, 2002 and did not ask the limited partners to vote via a proxy statement to extend the Partnership; therefore the Partnership will be liquidated as soon as feasibly possible. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

Berthel Fisher & Company (BFC), the parent of the General Partner, had
$2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January, 2004 with new notes payable due June, 2008. BFC raised
$725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.

Liquidity and Capital Resources
                                                        Year Ended            Year Ended            Year Ended
Major Cash Sources (Uses):                             Dec. 31, 2003         Dec. 31, 2002         Dec. 31, 2001
                                                       -------------         -------------         -------------
     Net cash from operating activities                $     (88,816)        $      95,846         $    320,471
     Proceeds from line of credit borrowings                      -0-            1,146,090            2,604,209
     Repayments/terminations of leases & notes              1,882,022            2,673,119            3,538,682
     Acquisitions of equip for direct finance leases         (37,931)             (13,182)            (793,134)
     Issuance of Notes Receivable                            (41,000)             (76,226)            (532,249)
     Repayments of line of credit borrowings                      -0-          (2,044,963)          (4,079,759)
     Distributions & withdrawals paid to partners         (1,792,745)          (1,206,616)          (1,307,217)


                                                       8

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2003, that working capital reserve, as defined, would be $125,930, and the Partnership had $312,480 of cash and cash equivalents at December 31, 2003.

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

Cash flow from operating activities was a net use of cash of $88,816 for 2003 and is derived from the leasing operations of the Partnership, resulting from the income from direct financing leases and notes receivable, less operating expenses. During 2003, the Partnership used proceeds from the repayment and termination of leases and notes to make distributions to the partners.

Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable at this time. As cash is available, the General Partner will continue to assess market conditions to determine whether to make distributions or reinvest in new leases and notes receivable during the remaining operating phase of the Partnership. In conjunction with this, management has determined that the current level of monthly distributions cannot be sustained. Beginning in 2004, the Partnership will only distribute cash as it is available. As the portfolio of leases and notes receivable continues to decline, it is expected that expenses will exceed revenues except to the extent the Partnership is able to generate gains on termination.

The General Partner, has $1.9 million of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable and could impact its ability to continue as a going concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
Interest Rate Sensitivity
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of December 31, 2003.

          Expected                Fixed Rate           Average
        Maturity Date          Notes Receivable     Interest Rate
        -------------          ----------------     -------------
         2004                  $     249,329           12.39%
         2005                        208,370           12.80%
         2006                        181,192           14.20%
         2007                         33,314           14.20%
                               -------------
         Total                 $     672,205
                               =============

         Fair Value            $     349,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
The following financial statements and related information as of and for the years ended December 31, 2003, 2002, and 2001 are included in Item 8:

         Independent Auditors' Reports
         Balance Sheets
         Statements of Operations
         Statements of Changes in Partners' Equity
         Statements of Cash Flows
         Notes to Financial Statements

McGLADREY & PULLEN
CERTIFIED PUBLIC ACCOUNTANTS



Independent Auditor's Report


To the Partners
Telecommunications Income Fund XI, L.P.
Marion, Iowa

We have audited the accompanying balance sheet of Telecommunications Income Fund XI, L.P. (the "Partnership") as of December 31, 2003, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP

Cedar Rapids, Iowa
January 29, 2004



McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund XI, L.P.

We have audited the accompanying balance sheet of Telecommunications Income Fund XI, L.P. (the "Partnership") as of December 31, 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
--------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 10, 2003



Telecommunications Income Fund XI, L.P.

Balance Sheets
December 31, 2003 and 2002



Assets                                                          2003           2002
---------------------------------------------------------------------------------------
Cash and cash equivalents                                    $   312,480    $   408,718
                                                             -----------    -----------

Net investment in direct financing leases and
  notes receivable (Note 2)                                    1,312,834      3,617,605
Allowance for possible loan and lease losses (Note 3)           (522,147)      (984,556)
                                                             -----------    -----------
                                                                 790,687      2,633,049
                                                             -----------    -----------

Other receivables                                                 56,388         82,931
                                                             -----------    -----------
                                                             $ 1,159,555    $ 3,124,698
                                                             ===========    ===========


Liabilities and Partners' Equity
---------------------------------------------------------------------------------------
Liabilities:
  Due to affiliates                                          $     1,523    $     2,065
  Distributions payable to partners                               98,584         98,952
  Accounts payable and accrued expenses                           38,616        113,371
  Lease security deposits                                         18,622         36,392
                                                             -----------    -----------
                                                                 157,345        250,780
                                                             -----------    -----------

Contingency (Note 11)


Partners' equity, 25,000 units authorized (Note 5):
  General partner, 10 units issued and outstanding                 1,405          2,914
  Limited partners, 12,313 units issued and outstanding at
    December 31, 2003; 12,359 units issued and outstanding
    at December 31, 2002                                       1,000,805      2,871,004
                                                             -----------    -----------
                                                               1,002,210      2,873,918
                                                             -----------    -----------
                                                             $ 1,159,555    $ 3,124,698
                                                             ===========    ===========


See Notes to Financial Statements.

Telecommunications Income Fund XI, L.P.

Statements of Operations
Years Ended December 31, 2003, 2002, and 2001


                                                              2003           2002          2001
---------------------------------------------------------------------------------------------------
Revenue:
  Income from direct financing leases and
    notes receivable                                      $   214,920    $   516,009    $ 1,013,484
Gain (loss) on lease terminations                              64,170        (87,784)      (150,796)
Interest and other income                                      22,194         26,597         49,737
                                                          -----------    -----------    -----------
         Total revenue                                        301,284        454,822        912,425
                                                          -----------    -----------    -----------

Expenses:
  Management and administrative fees (Note 7)                 192,682        252,890        230,249
  Other general and administrative expenses                   112,935        245,950        169,480
  Interest expense                                               --           25,387        123,879
  Depreciation expense (Note 4)                                  --             --          394,481
  Impairment loss (Note 4)                                       --             --        1,299,457
  Provision for possible loan and lease losses (Note 3)        75,000        945,700      1,327,901
                                                          -----------    -----------    -----------
         Total expenses                                       380,617      1,469,927      3,545,447
                                                          -----------    -----------    -----------

         Net (loss)                                       $   (79,333)   $(1,015,105)   $(2,633,022)
                                                          ===========    ===========    ===========

Net (loss) allocated to:
  General partner                                         $       (64)   $      (819)   $    (2,094)
  Limited partners                                            (79,269)    (1,014,286)    (2,630,928)
                                                          -----------    -----------    -----------
                                                          $   (79,333)   $(1,015,105)   $(2,633,022)
                                                          ===========    ===========    ===========

Net (loss) per partnership unit                           $     (6.42)   $    (81.92)   $   (210.04)
                                                          ===========    ===========    ===========

Weighted average partnership units outstanding                 12,358         12,391         12,536
                                                          ===========    ===========    ===========


See Notes to Financial Statements.

Telecommunications Income Fund XI, L.P.

Statements of Changes in Partners' Equity
Years Ended December 31, 2003, 2002, and 2001

                                                            General
                                                            Partner           Limited Partners            Total
                                                                         --------------------------     Partners'
                                                          (10 Units)        Units          Amount        Equity
------------------------------------------------------------------------------------------------------------------
Net assets, December 31, 2000                             $     7,747         12,583    $ 9,026,340    $ 9,034,087
  Distributions to partners ($95.91 per unit) (Note 5)           (960)          --       (1,201,360)    (1,202,320)
  Withdrawals of limited partners                                --             (181)      (103,450)      (103,450)
  Net (loss)                                                   (2,094)          --       (2,630,928)    (2,633,022)
                                                          -----------    -----------    -----------    -----------
Net assets, December 31, 2001                                   4,693         12,402      5,090,602      5,095,295
  Distributions to partners ($95.99 per unit) (Note 5)           (960)          --       (1,188,392)    (1,189,352)
  Withdrawals of limited partners                                --              (43)       (16,920)       (16,920)
  Net (loss)                                                     (819)          --       (1,014,286)    (1,015,105)
                                                          -----------    -----------    -----------    -----------
Net assets, December 31, 2002                                   2,914         12,359      2,871,004      2,873,918
  Distributions to partners ($144.53 per unit) (Note 5)        (1,445)          --       (1,784,619)    (1,786,064)
  Withdrawals of limited partners                                --              (46)        (6,311)        (6,311)
  Net (loss)                                                      (64)          --          (79,269)       (79,333)
                                                          -----------    -----------    -----------    -----------
Net assets, December 31, 2003                             $     1,405         12,313    $ 1,000,805    $ 1,002,210
                                                          ===========    ===========    ===========    ===========


See Notes to Financial Statements.

Telecommunications Income Fund XI, L.P.

Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001

                                                               2003           2002           2001
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net (loss)                                               $   (79,333)   $(1,015,105)   $(2,633,022)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    (Gain) loss on lease terminations                          (64,170)        87,784        150,796
    Amortization of intangibles                                      1              8             63
    Provision for possible loan and lease losses                75,000        945,700      1,327,901
    Impairment loss                                               --             --        1,299,457
    Depreciation                                                  --             --          394,481
    Changes in operating assets and liabilities:
      Other receivables                                         54,983         41,470       (118,054)
      Outstanding checks in excess of bank balance                --          (12,586)       (33,615)
      Due to affiliates                                           (542)          (916)        (3,556)
      Accounts payable and accrued expenses                    (74,755)        49,491        (63,980)
                                                           -----------    -----------    -----------
         Net cash provided by (used in)
         operating activities                                  (88,816)        95,846        320,471
                                                           -----------    -----------    -----------

Cash Flows from Investing Activities:
  Purchases of equipment for direct financing leases           (37,931)       (13,182)      (793,134)
  Repayments of direct financing leases                        754,923      1,006,583      1,719,419
  Proceeds from termination of direct financing leases         894,015      1,226,909      1,634,435
  Proceeds from sale of equipment under operating leases          --           23,949        324,040
  Repayments of notes receivable                               233,084        439,627        184,828
  Issuance of notes receivable                                 (41,000)       (76,226)      (532,249)
  Net lease security deposits collected (paid)                 (17,770)      (189,819)       (75,025)
                                                           -----------    -----------    -----------
         Net cash provided by investing activities           1,785,321      2,417,841      2,462,314
                                                           -----------    -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from borrowings                                        --        1,146,090      2,604,209
  Repayment of borrowings                                         --       (2,044,963)    (4,079,759)
  Distributions and withdrawals paid to partners            (1,792,743)    (1,206,616)    (1,307,218)
                                                           -----------    -----------    -----------
         Net cash (used in) financing activities            (1,792,743)    (2,105,489)    (2,782,768)
                                                           -----------    -----------    -----------

         Net increase (decrease) in cash and
         cash equivalents                                      (96,238)       408,198             17

Cash and cash equivalents:
  Beginning                                                    408,718            520            503
                                                           -----------    -----------    -----------
  Ending                                                   $   312,480    $   408,718    $       520
                                                           ===========    ===========    ===========

                                             (Continued)

Telecommunications Income Fund XI, L.P.

Statements of Cash Flows (Continued)
Years Ended December 31, 2003, 2002, and 2001


                                                               2003         2002         2001
------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flows Information,
  cash payments for interest                                $     --     $   30,066   $  141,979

Supplemental Disclosures of Noncash Investing Activities:
  Conversion of leases to equipment under operating lease         --           --        198,947
  Conversion of equipment under operating leases to
    note receivable                                               --           --        224,000
Conversion of leases to notes receivable                          --        428,749         --
Reclassification of a portion of the allowance to
    other receivables                                             --         61,395         --



See Notes to Financial Statements.

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

     Telecommunications Income Fund XI, L.P. (the "Partnership") was formed on August 26, 1997 under the Iowa Limited Partnership Act. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation. During its offering period, the Partnership sold 12,583 limited partnership units at a price per unit of $1,000.

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

Significant accounting policies:

     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

     Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage, are highly leveraged, and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the allowance for possible loan and lease losses.

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

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.   Nature of Business and Significant Accounting Policies (Continued)

     Certain risk concentrations: The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment, and office and computer equipment representing approximately 71%, 13%, and 8% as of December 31, 2003 and 64%, 8%, and 21% of the portfolio as of December 31, 2002, respectively.

     Three customers account for approximately 36% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2003. (Two customers represented 23% at December 31, 2002.)

     Related party transactions: In fulfilling its role as general partner, Commercial Power Finance, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership enters into transactions with affiliates of Commercial Power Finance, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

     Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Net investment in direct financing leases: The Partnership's primary activity consists of leasing equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership records the gross lease contract receivable, the estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

     The realization of the estimated unguaranteed residual value of Ieased equipment depends on the value of the leased equipment at the end of the lease term and is not a part of the contractual agreement with the lessee. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

     Notes receivable: Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on the principal amount outstanding.

     Allowance for possible loan and lease losses: The Partnership performs credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future probable losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.



Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.       Nature of Business and Significant Accounting Policies (Continued)

     Tax status: Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Net loss per partnership unit: Net loss per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

Note 2.  Net Investment in Direct Financing Leases and Notes Receivable

The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2003 and 2002:

                                                                     2003            2002
                                                                  -----------     -----------
   Minimum lease payments receivable                              $  683,634      $ 2,343,231
   Estimated unguaranteed residual values                             65,187         242,762
   Unamortized initial direct costs                                      --                 1
   Unearned income                                                  (108,192)       (360,026)
   Notes receivable collateralized primarily by pay phone
     equipment and related site agreements, 8% to 17.2%,
     maturing through 2007                                           672,205       1,391,637
            Net investment in direct financing leases and
            notes receivable                                      $ 1,312,834     $ 3,617,605
                                                                  ===========     ===========

As of December 31, 2003, the contractual principal maturities of notes receivable, the future minimum payments to be received under direct financing leases, and the estimated unguaranteed residuals to be realized at the expiration of direct financing leases are as follows:


                                                       Minimum            Estimated
                                   Contractual          Lease           Unguaranteed
                                   Principal           Payments            Residual
                                   Maturities         Receivable            Values
                                  --------------------------------------------------
   Year ending December 31:
     2004                         $  249,329          $  452,121          $   49,685
     2005                            208,370             185,366              13,997
     2006                            181,192              37,396               1,504
     2007                             33,314               8,078                 --
     2008                               --                   673                   1
                                  ----------          ----------          -----------
                                     672,205             683,634              65,187
                                  ==========          ==========          ===========

The Partnership leases equipment to certain companies for which the General
Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated none and $127,978 as of December 31, 2003 and 2002, respectively.

                                       20



Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 2.  Net Investment in Direct Financing Leases and Notes Receivable
         (Continued)

One customer accounting for 10% or more of the amount of income from direct financing leases and notes receivable during one or more of the periods presented is as follows:



                                                     2003            2002            2001
                                                 ------------    ------------    ------------
   Customer A
                                                         -- %          11%             4%

Note 3.  Allowance for Possible Loan and Lease Losses

The changes in the allowance for possible loan and lease losses for the years ended December 31, 2003, 2002, and 2001 are as follows:


                                                     2003            2002            2001
                                                 ------------    ------------    ------------

   Balance, beginning                            $    984,556    $  2,059,034    $    739,699
     Provision                                         75,000         945,700       1,327,901
     Charge-offs, net of recoveries                  (565,849)     (1,958,783)         (8,566)
     Reclassification to other receivables             28,440         (61,395)           --
                                                 ------------    ------------    ------------
   Balance, ending                               $    522,147    $    984,556    $  2,059,034
                                                 ============    ============    ============


The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $484,057, $733,370, and $1,706,000 and a general unallocated allowance of $38,090, $251,186, and $353,034, respectively, at December 31, 2003, 2002, and 2001.

As of December 31, 2003, the Partnership had three customers with payments over 90 days past due or that have filed bankruptcy. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $403,064.
Management has provided a specific allowance of $332,000 at December 31, 2003 related to these customers. As of December 31, 2002, the Partnership had nine customers with payments over 90 days past due or that have filed bankruptcy. The
Partnership's net investment in lease contracts or notes receivable with these customers totaled $988,448. Management has provided a specific allowance of $553,000 at December 31, 2002 related to these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining balances. As of December 31, 2001, the Partnership had eight customers with payments over 90 days past due or that have filed bankruptcy subsequent to year-end through March 1, 2002. The Partnership's net investment in lease contracts or notes receivable with these customers totaled
$3,209,236. Management has provided a specific allowance of $1,706,000 at December 31,2001 related to these customers. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

                                       21

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 4.  Equipment under Operating Lease

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

The significant impairment loss in 2001 discussed above resulted because the pay phone site lease contracts were not accepted by the trustee during the bankruptcy of Alpha Telecommunications, Inc. Without the contracts in place, the value of the payphones decreased significantly. Additionally, the market value of pay phones decreased due to the general decline experienced in the industry.

In September 2001, the Partnership exercised its right to repossess the assets leased to a lessee due to nonpayment of lease receivables. Such equipment cost was adjusted for an impairment loss of $175,000, to reflect management's estimated fair market value of the equipment of $23,949 at December 31, 2001. This equipment was sold in February 2002 for $25,000.

Note 5.  Limited Partnership Agreement

The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of August 26, 1997 (Agreement). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income, and net loss to the partners. Capital contributions by the partners to the partnership will consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their units ($1,000 per unit).

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

A partner's share of profits, losses, and operating distributions to partners (distributions of up to 9.6% annually made during the operating phase) is based upon the amount of each partner's adjusted capital contribution (a partner's capital contribution, reduced by all payments to the partner that qualify as a liquidating distribution or return of capital) and each limited partner's admission date (the date a limited partner is admitted to the Partnership).

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 5.       Limited Partnership Agreement (Continued)

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

     o Fifth, payment to the General Partner of any unpaid arrearages in its management fee; and

     o Sixth, payment of any remaining amounts will be made 80% to the limited partners and 20% to the General Partner; provided, however, the General Partner will not receive its share of these remaining amounts until such time as the limited partners have received operating distributions and liquidating distributions equal to their capital contributions plus 9.6% annually (calculated only through the end of the operating phase), noncompounded, on their adjusted capital contributions.



Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 6.  Borrowing Agreements

In January 1999, the Partnership obtained financing under a line of credit agreement with a bank. The amount available to borrow under the line of credit was limited to $2,000,000 or 32% of qualified accounts, primarily leases, and notes receivable. On October 26, 1999, the agreement was amended to increase the available amount from $2,000,000 to $4,400,000 (limited by 32% of qualified accounts) and extend the maturity from June 30, 2000 to June 30, 2002. The line of credit agreement bore interest at I % over the prime rate (combined rate of 5.75% at December 31, 2001), with a $4,000 minimum monthly interest charge, and was collateralized by substantially all assets of the Partnership. The line of credit was guaranteed by the General Partner and certain affiliates of the General Partner. The line of credit was terminated in June 2002.

Note 7.  Management and Service Agreements

The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was $559, $1,033, and $34,714 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 2003, 2002, and 2001, those management fees aggregated
$39,082, $58,390, and $74,249, respectively.

In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $153,600, $194,500, and $156,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 8.  Reconciliation of Financial and Income Tax Reporting Basis

A reconciliation of net loss for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                              2003                             2002                           2001
                                    ---------------------------     ---------------------------     ---------------------------
                                      Amount         Per Unit         Amount         Per Unit         Amount         Per Unit
                                    -----------     -----------     -----------     -----------     -----------     -----------
  Net loss for financial reporting
    purposes                        $   (79,333)    $     (6.42)    $(1,015,105)    $    (81.92)    $(2,633,022)    $   (210.04)
  Adjustments to convert direct
    financing leases to operating
    leases for income tax purposes
                                        537,837           43.52        (136,703)         (11.03)     (1,792,061)        (142.95)
  Net change in allowance for
    possible loan and lease losses
                                       (372,964)         (30.18)     (1,074,478)         (86.71)      1,319,335          105.24
  Impairment loss on equipment
                                           --              --              --              --         1,299,457          103.66
  Gain (loss) on lease terminations
                                       (117,886)          (9.54)      1,132,407           91.38          19,016            1.52
                                    -----------     -----------     -----------     -----------     -----------     -----------
      Net (loss) for income tax
      reporting purposes                (32,346)          (2.62)     (1,093,879)         (88.28)     (1,787,275)        (142.57)
                                    ===========     ===========     ===========     ===========     ===========     ===========


                                                                24



Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 9.  Disclosure About Fair Value of Financial Instruments

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

The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 2003 and 2002:

                                                          2003                             2002
                                              ------------------------------  -----------------------------
                                                Carrying         Fair           Carrying          Fair
                                                 Amount          Value           Amount           Value
                                              ------------------------------  -----------------------------
   Notes receivable                           $   672,205     $   349,000      $ 1,391,637      $ 1,014,000


Note 10. Quarterly Financial Information (Unaudited)


                                                  First          Second           Third            Fourth           Fifth
                                              ------------------------------------------------------------------------------
                                                                                  2003
                                              ------------------------------------------------------------------------------

   Revenues                                   $   144,531     $    62,840      $    53,797      $    40,116      $   301,284
   Expenses                                       120,551          68,021           65,524          126,521          380,617
   Net income (loss)                               23,980          (5,181)         (11,727)         (86,405)         (79,333)

   Net income (loss) per partnership unit     $      1.94     $     (0.42)     $     (0.95)     $     (7.00)     $     (6.42)


Expenses for the fourth quarter of 2003 include a provision for possible loan and lease losses of $71,000, primarily the result of a deteriorated value of the phones under certain lease and note contracts.


                                                  First          Second           Third            Fourth           Fifth
                                              ------------------------------------------------------------------------------
                                                                                  2002
                                              ------------------------------------------------------------------------------

  Revenues                                    $   188,088     $   174,022      $   105,529      $    (12,817)    $   454,822
  Expenses                                        328,147         748,483          207,037           186,260       1,469,927
  Net (loss)                                     (140,059)       (574,461)        (101,508)         (199,077)     (1,015,105)

  Net (loss) per partnership unit             $    (11.29)    $    (46.35)     $     (8.19)     $     (16.09)    $    (81.92)


Expenses for the second quarter of 2002 include a provision for possible loan and lease losses of $575,000, primarily the result of a significantly deteriorated value of the phones and other equipment under certain lease and note contracts.

                                       25

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 11. Contingency

Berthel Fisher & Company (BFC), the parent of the General Partner, had $2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January 2004 with new notes payable due June 2008. BFC raised $725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable and could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
On October 13, 2003, Telecommunications Income Fund XI, L.P. notified Deloitte & Touche (Deloitte) that it would be dismissing Deloitte and appointing a new independent certifying accountant for the current fiscal year. The Partnership has engaged McGladrey & Pullen, LLP as its new independent certifying accountant for the current fiscal year.

Prior to such notification, the Partnership did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. The Partnership also did not consult with McGladrey & Pullen, LLP regarding the type of opinion that might be rendered on the Partnership's financial statements.

The reports of Deloitte on the Partnership's financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2002 and 2001 and the subsequent interim accounting period preceding the Partnership's notification to Deloitte of its intention to dismiss such firm, there has been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Audit Committee of the Parent of the General Partner participated in and approved the decision to change the Partnership's external auditors and the Board made the appointment.


Item 9A. Controls and Procedures
         -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
A. The General Partner of the registrant:

         Commercial Power Finance, Inc., an Iowa corporation.

B. Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 52) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 49) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988-August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 11. Executive Compensation
         ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                 (B)       (C)                  (C1)                   (C2)                (D)
                                                                                          Securities of
                                                                                          property
                                                                                          insurance           Aggregate
                                                                                          benefits or         of
                                               Cash and cash                              reimbursement       contingent
Name of individual                  Year       equivalent forms                           personal            or forms of
and capacities served               Ended      of remuneration      Fees                  benefits            remuneration
--------------------------------------------------------------------------------------------------------------------------
Commercial Power Finance, Inc.      2003       $ -0-                $     192,682         $    -0-            $    -0-
(General Partner)                   2002       $ -0-                $     252,890         $    -0-            $    -0-
                                    2001       $ -0-                $     230,249         $    -0-            $    -0-


                                                            29



Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

         (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

     (1)                    (2)                               (3)                   (4)
                   Name and Address of               Amount and Nature of
Title of Class     Beneficial Ownership              Beneficial Ownership     Percent of Class
--------------     --------------------              --------------------     ----------------
Units              Commercial Power Finance, Inc.    Ten (10) Units;                .08%
                   701 Tama Street                   sole owner.
                   Marion, IA 52302


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
Related party transactions are described in Notes 2 and 7 of the notes to the financial statements.


Item 14. Principal Accountant Fees and Services
         --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by
McGladrey & Pullen, LLP for the audit of Telecommunications Income Fund XI, L.P.
annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey,
Inc. (an affiliate of McGladrey & Pullen, LLP).

2003
--------------
Audit Fees (1)                     $    29,500
Audit-Related Fees                         -0-
Tax Services                               -0-
All Other Fees                             -0-

(1) Audit fees consist of fees for professional services rendered for the audit of Telecommunications Income Fund XI, L.P.'s (the "Partnership") financial statements and review of financial statements included in Partnership's third quarter report and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

                                       30

                                     Part IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements
                                                                        Page No.
         Balance Sheets as of December 31, 2003 and 2002                   13

         Statements of Operations for the years ended
         December 31, 2003, 2002, and 2001                                 14

         Statements of Changes in Partners' Equity for the years ended
         December 31, 2003, 2002, and 2001                                 15

         Statements of Cash Flows for the years ended
         December 31, 2003, 2002, and 2001                                 16

         Notes to Financial Statements                                     18

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

     3. Exhibits
         3,4 Amended and Restated Agreement of Telecommunications Income Fund XI, L.P. currently in effect dated as of November 26, 1997 (1)

         10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999

         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K
         A report was filed on October 16, 2003 for a Change in Registrant's Certifying Accountant.

--------------------------------
     (1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective November 26,1997

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

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)

By Commercial Power Finance, Inc.

By:  /s/  Thomas J. Berthel                             Date:    March 29, 2004
    --------------------------------
          Thomas J. Berthel
          President, Chief Executive Officer

By Commercial Power Finance, Inc.

By:  /s/  Ronald O. Brendengen                          Date:    March 29, 2004
    --------------------------------
          Ronald O. Brendengen
          Chief Operating Officer,
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Thomas J. Berthel                                  Date:    March 29, 2004
------------------------------------
     Thomas J. Berthel
     Chief Executive Officer,
     President, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                               Date:    March 29, 2004
------------------------------------
     Ronald O. Brendengen
     Chief Operating Officer,
     Chief Financial Officer,
     Treasurer, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                  Date:    March 29, 2004
------------------------------------
     Daniel P. Wegmann
     Controller
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                    Date:    March 29, 2004
------------------------------------
     Leslie D. Smith
     Director
     Commercial Power Finance, Inc.
     Corporate General Partner

                                       32

                                                                    Exhibit 32.2