Form 10QSB
period 2004-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2004-05-10
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

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

                    Issuer's telephone number: (319) 447-5700

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [  ]  No


As of April 16, 2004, 12,323 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited)

           Balance Sheets - March 31, 2004 and December 31, 2003             3

           Statements of Operations - three months ended
           March 31, 2004 and 2003                                           4

           Statement of Changes in Partners' Equity - three months
           ended March 31, 2004                                              5

           Statements of Cash Flows - three months ended
           March 31, 2004 and 2003                                           6

           Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Item 3.  Controls and Procedures                                             10


Part II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits                                                            10

Signatures                                                                   11



                        TELECOMMUNICATIONS INCOME FUND XI, L.P.
                              BALANCE SHEETS (UNAUDITED)



                                                            March 31,     December 31,
                                                               2004          2003
                                                           -----------    -----------
ASSETS
   Cash and cash equivalents                               $   359,913    $   312,480
   Net investment in direct financing leases
     and notes receivable (Note B)                             774,620      1,312,834
   Allowance for possible loan and lease losses               (200,395)      (522,147)
                                                           -----------    -----------
   Direct financing leases and notes receivable, net           574,225        790,687
   Other receivables                                            54,076         56,388
                                                           -----------    -----------
TOTAL ASSETS                                               $   988,214    $ 1,159,555
                                                           ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Due to affiliates                                       $     1,516    $     1,523
   Distributions payable to partners                           225,000         98,584
   Accounts payable and accrued expenses                        65,856         38,616
   Lease security deposits                                      16,011         18,622
                                                           -----------    -----------
TOTAL LIABILITIES                                              308,383        157,345
                                                           -----------    -----------

CONTINGENCY (Note C)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding              1,143          1,405
   Limited partners, 12,313 units issued and outstanding       678,688      1,000,805
                                                           -----------    -----------
TOTAL PARTNERS' EQUITY                                         679,831      1,002,210
                                                           -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $   988,214    $ 1,159,555
                                                           ===========    ===========


See accompanying notes.

                        TELECOMMUNICATIONS INCOME FUND XI, L.P.
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                                  Three Months Ended
                                                                ----------------------
                                                                March 31,    March 31,
                                                                   2004         2003
                                                                ---------    ---------
REVENUES:
     Income from direct financing leases and notes receivable   $  26,211    $  74,605
     Gain (loss) on lease terminations                             (1,424)      65,595
     Other                                                          3,079        4,331
                                                                ---------    ---------
Total revenues                                                     27,866      144,531
                                                                ---------    ---------


EXPENSES:
     Management fees                                                3,605       17,226
     Administrative services                                       22,500       38,400
     Provision for possible loan and lease losses                  50,000        4,000
     Other                                                         49,140       60,925
                                                                ---------    ---------
Total expenses                                                    125,245      120,551
                                                                ---------    ---------


Net income (loss)                                               $ (97,379)   $  23,980
                                                                =========    =========

Net income (loss) per partnership unit                          $   (7.90)   $    1.94
                                                                =========    =========

Weighted average partnership units outstanding                     12,323       12,369
                                                                =========    =========


See accompanying notes.

                                       TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                          THREE MONTHS ENDED MARCH 31, 2004
                                                     (UNAUDITED)






                                         General                  Limited Partners                   Total
                                          Partner                 ----------------                  Partners'
                                       (10 Units)             Units              Amounts             Equity
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003            $   1,405           12,313         $   1,000,805         $   1,002,210

Distributions to partners                   (183)                0              (224,817)             (225,000)

Net loss                                     (79)                0               (97,300)              (97,379)
                                        ----------------------------------------------------------------------

Balance at March 31, 2004               $   1,143           12,313         $     678,688         $     679,831
                                        ======================================================================

See accompanying notes.

                                   TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                      Three Months Ended
                                                                                    March 31,    March 31,
                                                                                      2004          2003
                                                                                    ---------    ---------
Operating Activities
Net income (loss)                                                                   $ (97,379)   $  23,980
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss (gain) on lease terminations                                                  1,424      (65,595)
     Depreciation and amortization                                                       --              1
     Provision for possible loan and lease losses                                      50,000        4,000
Changes in operating assets and liabilities:
     Other receivables                                                                  5,614       16,976
     Due to affiliates                                                                     (7)       6,920
     Accounts payable and accrued expenses                                             27,240      (34,457)
                                                                                    ---------    ---------
Net cash from operating activities                                                    (13,108)     (48,175)
                                                                                    ---------    ---------

Investing Activities
Purchases of equipment for direct financing leases                                       --        (37,931)
Repayments of direct financing leases                                                 100,732      169,113
Repayments of notes receivable                                                         33,663       47,337
Proceeds from termination of direct financing leases and notes receivable              27,341      556,988
Net lease security deposits paid                                                       (2,611)      (6,763)
                                                                                    ---------    ---------
Net cash from investing activities                                                    159,125      728,744
                                                                                    ---------    ---------

Financing Activities
Distributions paid to partners                                                        (98,584)    (896,856)
                                                                                    ---------    ---------
Net cash from financing activities                                                    (98,584)    (896,856)
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                   47,433     (216,287)
Cash and cash equivalents at beginning of period                                      312,480      408,718
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $ 359,913    $ 192,431
                                                                                    =========    =========


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form
10-K for the year ended December 31, 2003.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                        March 31, 2004       December 31, 2003
                                                                        --------------        --------------
     Minimum lease payments receivable                                  $      519,201        $      683,634
     Estimated unguaranteed residual values                                     36,681                65,187
     Unearned income                                                           (92,632)             (108,192)
     Notes receivable                                                          311,370               672,205
                                                                        --------------        --------------
     Net investment in direct financing leases and notes receivable     $      774,620        $    1,312,834
                                                                        ==============        ==============


NOTE C - CONTINGENCY
The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations
Income from direct financing leases and notes receivable was $26,211 for the three months ending March 31, 2004 compared to $74,605 for the same period of 2003. The decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $774,620 at March 31, 2004 and $2,927,430 at March 31, 2003. Other income of $3,079 for the first three months of 2004 is interest income on a money market account and other investments and late charges on lease payments, and is down from $4,331 a year ago. The Partnership had a loss on lease terminations for the first three months of 2004 of $1,424 compared to a gain of $65,595 for the first three months of 2003. The gain in 2003 was primarily due to the payoff of one lessee that had previously been on a non-accrual status.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These gross rental and other payments were $180,250 the first three months of 2004 compared to $861,300 for the first three months of 2003.

Administrative services were $22,500 for the first three months of 2004 compared to $38,400 for the same period a year ago. This expense represents fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement.

Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs decreased from $60,925 in 2003 to $49,140 in 2004.

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $230,048 ($29,653 relating to other receivables) or 27% of the portfolio of leases and notes and other receivables as of March 31, 2004. The Partnership's provision for possible loan and lease losses was $50,000 for the first three months of 2004 compared to $4,000 for the first three months of 2003, and was the result of various lease and note contract delinquencies charge-offs of accounts. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.

At March 31, 2004, one customer was past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in this past due contract was $52,547. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment, and office and computer equipment, representing approximately 64%, 15%, and 12%, respectively, of the portfolio at March 31, 2004. Three lessees account for approximately 38% of the Partnership's portfolio at March 31, 2004.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At March 31, 2004, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

Cash flow from operating activities was a use of cash of $13,108 for the first three months of 2004, compared to a use of cash of $48,175 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $159,125 for 2004, compared to $728,744 for 2003, with the decrease primarily due to a decrease in the proceeds from termination of direct financing leases and notes receivable. The Partnership used $98,584 of cash for financing activities during the first three months of 2004, compared to a use of cash of $896,856 a year ago. This use of cash was to fund distributions made to partners.

Given the current market in general as well as the specific telecommunications market, the General Partner has determined to limit its investment in new leases and notes receivable. As cash is available, the General Partner will continue to assess market conditions to determine whether to make distributions or reinvest in new leases and notes receivable during the remaining operating phase of the Partnership. Beginning in 2004, the Partnership will only distribute cash as it is available. As the portfolio of leases and notes receivable continues to decline, it is expected that expenses will exceed revenues except to the extent the Partnership is able to generate gains on termination.

Market Risk
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of March 31, 2004.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2004                  $     110,745             9.88%
         2005                        108,791             9.89%
         2006                         91,834             9.75%
                               -------------
         Total                 $     311,370
                               =============

         Fair Value            $     245,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

Item 3.  Controls and Procedures
         -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: May 10, 2004                          /s/  Ronald O. Brendengen
      ------------                          -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: May 10, 2004                          /s/  Daniel P. Wegmann
      ------------                          -----------------------------------
                                                 Daniel P. Wegmann, Controller