Form 10QSB
period 2004-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2004-07-29
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                    Iowa                            39-1904041
                    ----                            ----------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

                       701 Tama Street, Marion, Iowa 52302
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

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


As of July 14, 2004, 12,308 units were issued and outstanding.


                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                                                 Page
                                                                                                 ----
Part I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (unaudited)

           Balance Sheets - June 30, 2004 and December 31, 2003                                    3

           Statements of Operations - three months ended June 30, 2004 and 2003                    4

           Statements of Operations - six months ended June 30, 2004 and 2003                      5

           Statement of Changes in Partners' Equity - six months ended June 30, 2004               6

           Statements of Cash Flows - six months ended June 30, 2004 and 2003                      7

           Notes to Financial Statements                                                           8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9

Item 3.  Controls and Procedures                                                                  11


Part II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits                                                                                 11

Signatures                                                                                        12



                         TELECOMMUNICATIONS INCOME FUND XI, L.P.
                               BALANCE SHEETS (UNAUDITED)



                                                        June 30, 2004     December 31, 2003
                                                        -------------     -----------------
ASSETS
   Cash and cash equivalents                             $   230,277         $   312,480
   Net investment in direct financing leases
     and notes receivable (Note B)                           630,356           1,312,834
   Allowance for possible loan and lease losses             (201,058)           (522,147)
                                                         -----------         -----------
   Direct financing leases and notes receivable, net         429,298             790,687
   Other receivables                                          52,627              56,388
                                                         -----------         -----------
TOTAL ASSETS                                             $   712,202         $ 1,159,555
                                                         ===========         ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Due to affiliates                                     $       902         $     1,523
   Distributions payable to partners                         150,000              98,584
   Accounts payable and accrued expenses                      36,087              38,616
   Lease security deposits                                    15,234              18,622
                                                         -----------         -----------
TOTAL LIABILITIES                                            202,223             157,345
                                                         -----------         -----------

CONTINGENCY (Note C)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding            1,007               1,405
   Limited partners, 12,298 units and 12,313 units
     issued and outstanding as of June 30, 2004 and
     December 31, 2003, respectively                         508,972           1,000,805
                                                         -----------         -----------
TOTAL PARTNERS' EQUITY                                       509,979           1,002,210
                                                         -----------         -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $   712,202         $ 1,159,555
                                                         ===========         ===========


See accompanying notes.




                           TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                      Three Months Ended
                                                               ------------------------------
                                                               June 30, 2004    June 30, 2003
                                                               -------------    -------------
REVENUES:
     Income from direct financing leases and notes receivable     $ 18,565         $ 59,030
     Gain (loss) on lease terminations                                 615           (1,563)
     Other                                                           1,401            5,373
                                                                  --------         --------
Total revenues                                                      20,581           62,840
                                                                  --------         --------


EXPENSES:
     Management fees                                                 3,152            9,724
     Administrative services                                        22,500           38,400
     Other                                                          13,447           19,897
                                                                  --------         --------
Total expenses                                                      39,099           68,021
                                                                  --------         --------


Net loss                                                          $(18,518)        $ (5,181)
                                                                  ========         ========

Net loss per partnership unit                                     $  (1.50)        $   (.42)
                                                                  ========         ========

Weighted average partnership units outstanding                      12,313           12,369
                                                                  ========         ========


See accompanying notes.







                            TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                        Six Months Ended
                                                                 -------------------------------
                                                                 June 30, 2004     June 30, 2003
                                                                 -------------     -------------
REVENUES:
     Income from direct financing leases and notes receivable      $  44,776         $ 133,635
     Gain (loss) on lease terminations                                  (809)           64,032
     Other                                                             4,480             9,704
                                                                   ---------         ---------
Total revenues                                                        48,447           207,371
                                                                   ---------         ---------


EXPENSES:
     Management fees                                                   6,757            26,950
     Administrative services                                          45,000            76,800
     Provision for possible loan and lease losses                     50,000             4,000
     Other                                                            62,587            80,822
                                                                   ---------         ---------
Total expenses                                                       164,344           188,572
                                                                   ---------         ---------


Net income (loss)                                                  $(115,897)        $  18,799
                                                                   =========         =========

Net income (loss) per partnership unit                             $   (9.41)        $    1.52
                                                                   =========         =========

Weighted average partnership units outstanding                        12,318            12,369
                                                                   =========         =========


See accompanying notes.








                          TELECOMMUNICATIONS INCOME FUND XI, L.P.
                         STATEMENT OF CHANGES IN PARTNERS' EQUITY
                              SIX MONTHS ENDED JUNE 30, 2004
                                        (UNAUDITED)




                                    General           Limited Partners            Total
                                    Partner      --------------------------     Partners'
                                  (10 Units)        Units         Amounts        Equity
                                  -----------    -----------    -----------    -----------

Balance at December 31, 2003      $     1,405         12,313    $ 1,000,805    $ 1,002,210

Distributions to partners                (183)             0       (224,817)      (225,000)

Net loss                                  (79)             0        (97,300)       (97,379)
                                  -----------    -----------    -----------    -----------

Balance at March 31, 2004               1,143         12,313        678,688        679,831

Distributions to partners                (121)             0       (149,879)      (150,000)

Net loss                                  (15)             0        (18,503)       (18,518)

Withdrawals of limited partners             0            (15)        (1,334)        (1,334)
                                  -----------    -----------    -----------    -----------

Balance at June 30, 2004          $     1,007         12,298    $   508,972    $   509,979
                                  ===========    ===========    ===========    ===========

See accompanying notes.









                                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                   June 30, 2004   June 30, 2003
                                                                                   -------------   -------------
Operating Activities
Net income (loss)                                                                   $  (115,897)    $    18,799
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss (gain) on lease terminations                                                      809         (64,032)
     Depreciation and amortization                                                         --                 1
     Provision for possible loan and lease losses                                        50,000           4,000
Changes in operating assets and liabilities:
     Other receivables                                                                    8,468          23,765
     Due to affiliates                                                                     (621)            478
     Accounts payable and accrued expenses                                               (2,529)        (38,486)
                                                                                    -----------     -----------
Net cash from operating activities                                                      (59,770)        (55,475)
                                                                                    -----------     -----------

Investing Activities
Purchases of equipment for direct financing leases                                         --           (37,931)
Repayments of direct financing leases                                                   197,363         426,203
Repayments of notes receivable                                                           76,556         130,734
Proceeds from termination of direct financing leases and notes receivable                31,954         659,613
Net lease security deposits paid                                                         (3,388)        (10,826)
                                                                                    -----------     -----------
Net cash from investing activities                                                      302,485       1,167,793
                                                                                    -----------     -----------

Financing Activities
Withdrawals paid to partners                                                             (1,334)           --
Distributions paid to partners                                                         (323,584)     (1,193,712)
                                                                                    -----------     -----------
Net cash from financing activities                                                     (324,918)     (1,193,712)
                                                                                    -----------     -----------

Net decrease in cash and cash equivalents                                               (82,203)        (81,394)
Cash and cash equivalents at beginning of period                                        312,480         408,718
                                                                                    -----------     -----------
Cash and cash equivalents at end of period                                          $   230,277     $   327,324
                                                                                    ===========     ===========


See accompanying notes.




                                                       7

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                   June 30, 2004   December 31, 2003
                                                                   -------------   -----------------
   Minimum lease payments receivable                                $   408,420       $   683,634
   Estimated unguaranteed residual values                                34,304            65,187
   Unearned income                                                      (80,878)         (108,192)
   Notes receivable                                                     268,510           672,205
                                                                    -----------       -----------
   Net investment in direct financing leases and notes receivable   $   630,356       $ 1,312,834
                                                                    ===========       ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

Income from direct financing leases and notes receivable was $44,776 for the six months ending June 30, 2004 compared to $133,635 for the same period of 2003. The decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $630,356 at June 30, 2004 and $2,514,133 at June 30, 2003. Other income of $4,480 for the first six months of 2004 is interest income on a money market account and other investments and late charges on lease payments, and is down from $9,704 a year ago. The Partnership had a loss on lease terminations for the first six months of 2004 of $809 compared to a gain of $64,032 for the same period a year ago. The gain in 2003 was primarily due to the payoff of one lessee that had previously been on a non-accrual status.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These gross rental and other payments were $337,850 the first six months of 2004 compared to $1,347,500 for the first six months of 2003.

Administrative services were $45,000 for the first six months of 2004 compared to $76,800 for the same period a year ago. This expense represents fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement.

Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs decreased from $80,822 in 2003 to $62,587 in 2004.

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $229,305 ($28,247 relating to other receivables) or 32% of the portfolio of leases and notes and other receivables as of June 30, 2004. The Partnership's provision for possible loan and lease losses was $50,000 for the first six months of 2004 compared to $4,000 for the same period of 2003, and was the result of various lease and note contract delinquencies charge-offs of accounts. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.

At June 30, 2004, one customer was past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in this past due contract was $4,268. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment, and office and computer equipment, representing approximately 65%, 16%, and 12%, respectively, of the portfolio at June 30, 2004. Three lessees account for approximately 43% of the Partnership's portfolio at June 30, 2004.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Liquidity and Capital Resources

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At June 30, 2004, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

Cash flow from operating activities was a use of cash of $59,770 for the first six months of 2004, compared to a use of cash of $55,475 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $302,485 for 2004, compared to $1,167,793 for 2003, with the decrease primarily due to a decrease in the proceeds from termination and repayments of direct financing leases and notes receivable. The Partnership used $324,918 of cash for financing activities during the first six months of 2004, compared to a use of cash of $1,193,712 a year ago. This use of cash was to primarily fund distributions made to partners.

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

Market Risk

The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of June 30, 2004.

         Expected               Fixed Rate            Average
         Maturity Date       Notes Receivable      Interest Rate
         -------------       ----------------      -------------
         2004                  $     66,557             9.79%
         2005                       108,802             9.67%
         2006                        90,237             8.00%
         2007                         2,914             8.00%
                               ------------
         Total                 $    268,510
                               ============

         Fair Value            $    205,000
                               ============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

Item 3. Controls and Procedures
-------------------------------

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

Changes in Internal Controls

No changes occurred since the quarter ended March 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           Part II. Other Information

Item 6. Exhibits
----------------

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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)




Date: July 28, 2004                     /s/ Ronald O. Brendengen
-------------------                     ----------------------------------------
                                        Ronald O. Brendengen, Chief Financial
                                        Officer, Treasurer



Date: July 28, 2004                     /s/ Daniel P. Wegmann
-------------------                     ----------------------------------------
                                        Daniel P. Wegmann, Controller