Form 10QSB
period 2004-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2004-11-10
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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

As of October 8, 2004, 12,283 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Balance Sheets - September 30, 2004 and December 31, 2003           3

           Statements of Operations - three months ended
           September 30, 2004 and 2003                                         4

           Statements of Operations - nine months ended
           September 30, 2004 and 2003                                         5

           Statement of Changes in Partners' Equity - nine months ended
           September 30, 2004                                                  6

           Statements of Cash Flows - nine months ended
            September 30, 2004 and 2003                                        7

           Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Controls and Procedures                                              11


Part II.   OTHER INFORMATION

Item 6.  Exhibits                                                             11

Signatures                                                                    12



                        TELECOMMUNICATIONS INCOME FUND XI, L.P.
                              BALANCE SHEETS (UNAUDITED)



                                                          September 30,   December 31,
                                                              2004           2003
                                                           -----------    -----------
ASSETS
   Cash and cash equivalents                               $   215,982    $   312,480
   Net investment in direct financing leases
     and notes receivable (Note B)                             509,949      1,312,834
   Allowance for possible loan and lease losses               (209,212)      (522,147)
                                                           -----------    -----------
   Direct financing leases and notes receivable, net           300,737        790,687
   Other receivables                                            27,838         56,388
                                                           -----------    -----------
TOTAL ASSETS                                               $   544,557    $ 1,159,555
                                                           ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Due to affiliates                                       $       587    $     1,523
   Distributions payable to partners                           150,000         98,584
   Accounts payable and accrued expenses                        35,641         38,616
   Lease security deposits                                      13,804         18,622
                                                           -----------    -----------
TOTAL LIABILITIES                                              200,032        157,345
                                                           -----------    -----------

CONTINGENCY (Note C)

PARTNERS' EQUITY, 25,000 units authorized:
   General partner, 10 units issued and outstanding                872          1,405
   Limited partners, 12,273 units and 12,313 units
     issued and outstanding as of September 30, 2004 and
     December 31, 2003, respectively                           343,653      1,000,805
                                                           -----------    -----------
TOTAL PARTNERS' EQUITY                                         344,525      1,002,210
                                                           -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $   544,557    $ 1,159,555
                                                           ===========    ===========


See accompanying notes

                           TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                                    Three Months Ended
                                                                    ------------------
                                                              September 30,    September 30,
                                                                  2004             2003
                                                                  ----             ----
REVENUES:
     Income from direct financing leases and notes receivable   $ 14,107         $ 45,300
     Gain (loss) on lease terminations                             3,918             (506)
     Other                                                         4,431            9,003
                                                                --------         --------
Total revenues                                                    22,456           53,797
                                                                --------         --------


EXPENSES:
     Management fees                                               2,706            7,664
     Administrative services                                      22,500           38,400
     Other                                                        11,324           19,460
                                                                --------         --------
Total expenses                                                    36,530           65,524
                                                                --------         --------


Net loss                                                        $(14,074)        $(11,727)
                                                                ========         ========

Net loss per partnership unit                                   $  (1.14)        $   (.95)
                                                                ========         ========

Weighted average partnership units outstanding                    12,294           12,359
                                                                ========         ========


See accompanying notes.

                            TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                                    Nine Months Ended
                                                                    -----------------
                                                              September 30,     September 30,
                                                                   2004              2003
REVENUES:                                                          ----              ----
     Income from direct financing leases and notes receivable   $  58,883         $ 178,935
     Gain on lease terminations                                     3,109            63,526
     Other                                                          8,911            18,707
                                                                ---------         ---------
Total revenues                                                     70,903           261,168
                                                                ---------         ---------


EXPENSES:
     Management fees                                                9,463            34,614
     Administrative services                                       67,500           115,200
     Provision for possible loan and lease losses                  50,000             4,000
     Other                                                         73,911           100,282
                                                                ---------         ---------
Total expenses                                                    200,874           254,096
                                                                ---------         ---------


Net income (loss)                                               $(129,971)        $   7,072
                                                                =========         =========

Net income (loss) per partnership unit                          $  (10.56)        $     .57
                                                                =========         =========

Weighted average partnership units outstanding                     12,310            12,366
                                                                =========         =========


See accompanying notes.

                                    TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                  (UNAUDITED)



                                         General                  Limited Partners                    Total
                                         Partner                  ----------------                  Partners'
                                       (10 Units)             Units              Amounts             Equity
--------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003            $   1,405           12,313         $   1,000,805        $   1,002,210

Distributions to partners                    (183)               0              (224,817)            (225,000)

Net loss                                      (79)               0               (97,300)             (97,379)
                                        ----------------------------------------------------------------------

Balance at March 31, 2004                   1,143           12,313               678,688              679,831

Distributions to partners                    (121)               0              (149,879)            (150,000)

Net loss                                      (15)               0               (18,503)             (18,518)

Withdrawals of limited partners                 0              (15)               (1,334)              (1,334)
                                        ----------------------------------------------------------------------

Balance at June 30, 2004                    1,007           12,298               508,972               509,979

Distributions to partners                    (123)               0              (149,877)             (150,000)

Net loss                                      (12)               0               (14,062)              (14,074)

Withdrawals of limited partners                 0              (25)               (1,380)               (1,380)
                                        ----------------------------------------------------------------------

Balance at September 30, 2004           $     872           12,273         $     343,653         $     344,525
                                        ======================================================================

See accompanying notes.

                                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                             STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                  Nine Months Ended September 30
                                                                                        2004           2003
                                                                                        ----           ----
Operating Activities
Net income (loss)                                                                   $  (129,971)   $     7,072
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss (gain) on lease terminations                                                   (3,109)       (63,526)
     Depreciation and amortization                                                         --                1
     Provision for possible loan and lease losses                                        50,000          4,000
Changes in operating assets and liabilities:
     Other receivables                                                                   44,723         30,498
     Due to affiliates                                                                     (936)           179
     Accounts payable and accrued expenses                                               (2,975)       (37,448)
                                                                                    -----------    -----------
Net cash from operating activities                                                      (42,268)       (59,224)
                                                                                    -----------    -----------

Investing Activities
Purchases of equipment for direct financing leases                                         --          (37,931)
Issuance of note receivable                                                                --          (41,000)
Repayments of direct financing leases                                                   266,560        639,029
Repayments of notes receivable                                                          111,003        174,213
Proceeds from termination of direct financing leases and notes receivable                49,323        847,168
Net lease security deposits paid                                                         (4,818)       (13,589)
                                                                                    -----------    -----------
Net cash from investing activities                                                      422,068      1,567,890
                                                                                    -----------    -----------

Financing Activities
Withdrawals paid to partners                                                             (2,714)        (2,991)
Distributions paid to partners                                                         (473,584)    (1,490,408)
                                                                                    -----------    -----------
Net cash from financing activities                                                     (476,298)    (1,493,399)
                                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                                    (96,498)        15,267
Cash and cash equivalents at beginning of period                                        312,480        408,718
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $   215,982    $   423,985
                                                                                    ===========    ===========


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form
10-K for the year ended December 31, 2003.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                     September 30, 2004     December 31, 2003
                                                                     ------------------     -----------------
         Minimum lease payments receivable                              $      316,112        $      683,634
         Estimated unguaranteed residual values                                 32,110                65,187
         Unearned income                                                      (72,408)             (108,192)
         Notes receivable                                                      234,135               672,205
                                                                        --------------        --------------
         Net investment in direct financing leases and notes receivable $      509,949        $    1,312,834
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations
Income from direct financing leases and notes receivable was $58,883 for the nine months ending September 30, 2004 compared to $178,935 for the same period of 2003. The decrease is due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $509,949 at September 30, 2004 and $1,935,366 at September 30, 2003. Other income of $8,911 for the first nine months of 2004 is interest income on a money market account and other investments and late charges on lease payments, and is down from $18,707 a year ago. The Partnership had a gain on lease terminations for the first nine months of 2004 of $3,109 compared to a gain of $63,526 for the same period a year ago. The gain in 2003 was primarily due to the payoff of one lessee that had previously been on a non-accrual status.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, loan payments, and other financing payments received. These gross rental and other payments were $473,150 the first nine months of 2004 compared to $1,730,700 for the first nine months of 2003.

Administrative services were $67,500 for the first nine months of 2004 compared to $115,200 for the same period a year ago. This expense represents fees paid monthly to the General Partner for the operation of the Partnership as defined in the Partnership Agreement.

Other expenses include legal, accounting, data processing, and other miscellaneous expenses. These costs decreased from $100,282 in 2003 to $73,911 in 2004.

The allowance for possible loan and lease losses is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $225,994 ($16,782 relating to other receivables) or 41% of the portfolio of leases and notes and other receivables as of September 30, 2004. The Partnership's provision for possible loan and lease losses was $50,000 for the first nine months of 2004 compared to $4,000 for the same period of 2003, and was the result of various lease and note contract delinquencies charge-offs of accounts. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.

At September 30, 2004, two customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in these past due contracts was $49,179. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment, and computer equipment, representing approximately 65%, 20%, and 12%, respectively, of the portfolio at September 30, 2004. Four lessees account for approximately 59% of the Partnership's portfolio at September 30, 2004.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At September 30, 2004, that working capital reserve, as defined, would be $125,930, and the Partnership had this amount available from its cash and cash equivalents.

Cash flow from operating activities was a use of cash of $42,268 for the first nine months of 2004, compared to a use of cash of $59,224 for the same period a year ago, resulting from the income from direct financing leases and notes received less operating expenses. Cash flow from investing activities was $422,068 for 2004, compared to $1,567,890 for 2003, with the decrease primarily due to a decrease in the proceeds from termination and repayments of direct financing leases and notes receivable. The Partnership used $476,298 of cash for financing activities during the first nine months of 2004, compared to a use of cash of $1,493,399 a year ago. This use of cash was to primarily fund distributions made to partners.

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

Market Risk
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of September 30, 2004.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2004                  $      26,761             9.88%
         2005                        107,523             9.91%
         2006                         95,835             9.78%
         2007                          4,016             8.00%
                               -------------
         Total                 $     234,135
                               =============

         Fair Value            $     177,000
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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           Part II. Other Information

Item 6.  Exhibits
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Chief Executive Officer
                  Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2      Certification of Chief Financial Officer
                  Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                         ---------------------------------------
                                                       (Registrant)



Date: November 9, 2004                   /s/  Ronald O. Brendengen
      ----------------                   --------------------------------------
                                              Ronald O. Brendengen,
                                              Chief Financial Officer, Treasurer



Date: November 9, 2004                   /s/  Daniel P. Wegmann
      ----------------                   --------------------------------------
                                              Daniel P. Wegmann, Controller