Form 10KSB
period 2004-12-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2005-03-16
CIK 1045577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----

                       Commission file number - 000-25593
                                                ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for most recent fiscal year:      $88,190

As of January 27, 2005, 12,257 units were issued and outstanding. Based on the book value of $7.11 per unit as of December 31, 2004, the aggregate market value at January 27, 2005 was $87,147.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated November 26, 1997, are incorporated by reference into Part III.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                         2004 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                            Page
                                     PART I
Item 1.           Description of Business------------------------------------3
Item 2.           Description of Property------------------------------------4
Item 3.           Legal Proceedings------------------------------------------4
Item 4.           Submission of Matters to a Vote of Unit Holders------------4


                                     PART II
Item 5.           Market for the Registrant's Common Equity
                      and Related Stockholder Matters------------------------5
Item 6.           Management's Discussion and Analysis-----------------------5
Item 7.           Financial Statements---------------------------------------9
Item 8.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure-----------------23
Item 8A.          Controls and Procedures------------------------------------23


                                    PART III
Item 9.           Directors and Executive Officers of the Registrant---------24
Item 10.          Executive Compensation-------------------------------------25
Item 11.          Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters-------------26
Item 12.          Certain Relationships and Related Transactions-------------26
Item 13.          Exhibits---------------------------------------------------26
Item 14.          Principal Accountant Fees and Services---------------------26

                  Signatures-------------------------------------------------27

                                     PART I

Item 1. Description of Business
        -----------------------
Telecommunications Income Fund XI, L.P., an Iowa limited partnership (the "Partnership"), was organized on August 26, 1997. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

A significant portion of the Partnership's business is and is intended to be with customers who are in the telecommunications industry. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnership's customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. Management does not expect regulation to have any significant negative impact upon the business of the Partnership.

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

The Partnership acquired primarily telecommunications equipment (specifically pay telephones and call processing equipment), along with other types of equipment, and leased the equipment to third parties generally under full payout leases or note agreements. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the equipment and any overhead and acquisition costs.

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

The General Partner acquired and approved leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease was approved, there was a review of the potential lessees' financial statements, credit references were checked, and outside business and/or individual credit reports were obtained.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment, and office and computer equipment representing approximately 57%, 24%, and 16% as of December 31, 2004, respectively. For the year ended December 31, 2004, one customer accounted for approximately 14% of the income from direct financing leases and notes receivable, while another customer accounted for approximately 13% of the income. Three customers account for approximately 62% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2004.

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

Item 2. Description of Property
        -----------------------
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment and industrial equipment, as described in Item 1.

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


                                                   Number of Partners
         Title of Class                            at January 27, 2005
         -------------------------------------------------------------
         Limited Partners                                          654
         General Partner                                             1

Through December 31, 2004 distributions paid or payable to partners over the life of the Partnership have been $7,207,766. As of December 31, 2004 the Partnership had accrued distributions to Partners of $85,000.

Item 6. Management's Discussion and Analysis
        ------------------------------------
Critical Accounting Policy
The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjection decisions and assessments, management has identified it most critical accounting policies to be those related to the allowance for possible loan and lease losses and the reserve for estimated costs incurred during the period of liquidation. The Partnership's allowance for possible loan and lease loss and the reserve for estimated costs incurred during the period of liquidation methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for possible loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors for the allowance for possible loan and lease loss include the Partnership's historical loss experience, delinquency trends, collateral values and other factors. Quantitative factors also incorporate known information about individual loans and leases. Quantitative factors for the reserve for estimated costs incurred during the period of liquidation include management's historical experience and estimated future costs. Qualitative factors for both the allowance and the reserve include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of the telecommunications industry. Management may report a materially different amount for the provision for loan and lease losses and the reserve for estimated cost incurred during the period of liquidation in the statement of changes in net assets (liquidation basis) to change the allowance for possible loan and lease losses and the reserve for estimated cost incurred during the period of liquidation if its assessment of the above factors were different. Although management believes the levels of the allowance and the reserve as of both December 31, 2004 and 2003 were adequate to absorb losses inherent in the loan and lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations
                                                       2004             2003
                                                       ----             ----
     Lease and notes receivable income             $    68,392      $   214,920
     Gain (loss) on lease terminations                   6,508           64,170
     Interest and other income                          13,290           22,194
     Management fees                                    10,892           39,082
     Administrative service fees                        90,000          153,600
     Other general & administrative expenses            49,500          112,935
     Provision for possible losses                      34,043           75,000

On December 31, 2004, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with that date have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The Partnership has accrued the estimated expenses of liquidation including legal and accounting fees, administrative fees, insurance expense, and data processing and other expenses, which is $205,000 at December 31, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

The decrease in lease and notes receivable income in 2004 compared to prior years is primarily due to a smaller portfolio of direct financing leases and notes receivable. The Partnership's net investment in direct financing leases and notes receivable was $380,560 at December 31, 2004 and $1,312,834 at December 31, 2003. Interest and other income of $13,290 in 2004 is primarily interest income on a money market account and other investments, late charges on lease payments, and other income.

Certain lessees have requested early termination of their lease contracts with the Partnership. When this occurs, the Partnership will always quote an amount at least equal to the Partnership's net investment and typically an amount exceeding the net investment. In some cases, lessees may experience financial difficulty and the Partnership may sell the equipment or enter into a new agreement with another lessee at a loss. As such, the Partnership's gain or loss on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations for various activities, including investing in other direct financing leases and notes receivable, paying off debt, distributing cash to partners, or other operating or financing activities. For 2004, the proceeds from early contract terminations were $64,189, resulting in a gain of $6,508. For 2003, the proceeds from early contract terminations were $894,015, resulting in a gain of $64,170.

Management fees are paid to the General Partner and represent 2% of the gross rental payments, note payments, and other financing payments received. Payments received in the years ended December 31 are as follows:

                                                2004              2003
                                                ----              ----
     Rental and note payments received      $   544,600       $ 1,954,100

The Partnership pays a monthly administrative service fee to the General Partner, resulting in expense of $90,000 in 2004 and $153,600 in 2003. This expense represents administrative fees for the operations of the Partnership as defined in the Partnership Agreement.

The allowance for possible loan and lease losses is based upon a continuing review of past loss experience, current economic conditions, and the underlying asset values of the portfolio. At the end of each quarter a review of the allowance account is conducted. The Partnership has a total allowance of $154,088 ($16,475 relating to other receivables) or 37% of the portfolio of leases and notes and other receivables as of December 31, 2004. Management believes its total allowance is adequate based on the underlying collateral values of the lease and note contracts for past due contracts and historical loss ratios. However, no assurance can be given that future losses or increases in the total allowance will not be necessary. The Partnership's provision for possible loan and lease losses was $34,043 in 2004 and $75,000 in 2003, and is the result of various lease and note contract delinquencies. Management will continue to monitor the portfolio of leases and notes and adjust the allowance for possible loan and lease losses accordingly.



At December 31, 2004, two customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The Partnership's net investment in these past due contracts was $64,010. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

Other general and administrative expenses include legal and accounting, data processing, insurance, office supplies, and other miscellaneous expenses. These expenses totalled $49,500 in 2004 and $112,935 in 2003. The change is generally reflective of the smaller portfolio of leases and notes.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner also serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and
Telecommunications Income Fund X, L.P. ("TIF X"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. TIF IX dissolved during 2004. TIF X is in its liquidation phase and was scheduled to liquidate by December 31, 2002. TIF X did not liquidate by December 31, 2002 and did not ask the limited partners to vote via a proxy statement to extend the Partnership; therefore the Partnership will be liquidated as soon as feasibly possible. As of December 31, 2004, the net proceeds of the private program and TIF X have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated as any increases in lease related expenses are passed on to the lessees through corresponding increases in rental rates.

Liquidity and Capital Resources
Major Cash Sources (Uses):                                  2004              2003
                                                            ----              ----
     Net cash from operating activities              $     (46,386)     $     (88,816)
     Repayments/terminations of leases & notes             503,725          1,882,022
     Distributions & withdrawals paid to partners         (627,375)        (1,792,745)

                                          7

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2004, that working capital reserve, as defined, would be $125,930, and the Partnership had $134,156 of cash and cash equivalents at December 31, 2004.

Cash flow from operating activities was a net use of cash of $46,386 in 2004 and $88,816 in 2003 and is derived from the leasing operations of the Partnership, resulting from the income from direct financing leases and notes receivable, less operating expenses. The Partnership used proceeds from the repayment and termination of leases and notes to make distributions to the partners.

The Partnership will attempt to liquidate its assets in an orderly manner to achieve the highest price possible for the partners and make distributions as cash becomes available through the collection or sale of leases and notes receivable and other assets. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2004, there have been distributions totalling $7,207,766. As of December 31, 2004 the Partnership had $134,156 of cash on hand.

Market Risk
The table below presents the principal amounts due and weighted average interest rates by expected maturity date of the Partnership's notes receivable as of December 31, 2004.

          Expected                Fixed Rate           Average
        Maturity Date          Notes Receivable     Interest Rate
        -------------          ----------------     -------------
         2005                   $     107,222           10.0%
         2006                          94,559           11.5%
         2007                           7,364           11.5%
                                -------------
         Total                  $     209,145
                                =============

         Fair Value             $     157,000
                                =============

The Partnership manages interest rate risk, its primary market risk exposure, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


Item 7. Financial Statements
        --------------------
The following financial statements and related information are included in this report:

     o    Report of Independent Registered Public Accounting Firm

     o Statements of Net Assets as of December 31, 2004 (Liquidation Basis) and December 31, 2003 (Going Concern Basis)

     o Statements of Changes in Net Assets as of December 31, 2004 (Liquidation Basis) (Initial Adoption)

     o Statements of Operations for the years ended December 31, 2004 and 2003 (Going Concern Basis)

     o Statements of Changes in Partners' Equity for the years ended December 31, 2004 and 2003 (Going Concern Basis)

     o Statements of Cash Flows for the years ended December 31, 2004 and 2003 (Going Concern Basis)

     o    Notes to Financial Statements

McGladrey & Pullen
Certified Public Accountants


Report of Independent Registered Public Accounting Firm

To the Partners
Telecommunications Income Fund XI, L.P.
Marion, Iowa

We have audited the accompanying balance sheet of Telecommunications Income Fund XI, L.P. (the "Partnership") as of December 31, 2003, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2003 and December 31, 2004. In addition, we have audited the accompanying statement of net assets in liquidation as of December 31, 2004 and the related statement of changes in net assets (initial adoption of liquidation basis) as of December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begins December 31, 2004, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis effective December 31, 2004.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telecommunications Income Fund XI, L.P. as of December 31, 2003, the results of its operations and its cash flows for the years ended December 31, 2003 and 2004, its net assets in liquidation as of December 31, 2004 and the related statement of changes in net assets (initial adoption of liquidation basis) as of December 31 2004, in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

As discussed in Note 1 to the financial statements, because of inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.

                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP

Cedar Rapids, Iowa
January 21, 2005


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.



Telecommunications Income Fund XI, L.P.

Statements of Net Assets
December 31, 2004 (Liquidation Basis) and December 31, 2003 (Going Concern Basis)



Assets                                                             2004           2003
-----------------------------------------------------------------------------------------
Cash and cash equivalents                                      $   134,156    $   312,480
                                                               -----------    -----------

Net investment in direct financing leases and
  notes receivable (Note 2)                                        380,560      1,312,834
Allowance for possible loan and lease losses (Note 3)             (137,613)      (522,147)
                                                               -----------    -----------
                                                                   242,947        790,687
                                                               -----------    -----------

Other receivables                                                   16,476         56,388
                                                               -----------    -----------
                                                               $   393,579    $ 1,159,555
                                                               ===========    ===========


Liabilities and Net Assets
-----------------------------------------------------------------------------------------
Liabilities:
  Due to affiliates                                            $       413    $     1,523
  Distributions payable to partners                                 85,000         98,584
  Accounts payable and accrued expenses                              5,658         38,616
  Lease security deposits                                           10,334         18,622
  Reserve for estimated costs during the period of liquidation     205,000           --
                                                               -----------    -----------
                                                                   306,405        157,345
                                                               -----------    -----------

Net assets                                                          87,174      1,002,210
                                                               -----------    -----------
                                                               $   393,579    $ 1,159,555
                                                               ===========    ===========


See Notes to Financial Statements

                                            10

Telecommunications Income Fund XI, L.P.

Statements of Changes in Net Assets
Year Ended December 31, 2004 (Liquidation Basis) (Initial Adoption of Liquidation Basis)


--------------------------------------------------------------------------------


Net assets, December 31, 2004 (Going Concern Basis)                   $ 292,174
  Change in estimate of liquidation value of net assets (Note 1)       (205,000)
                                                                      ---------
Net assets, December 31, 2004 (Liquidation Basis)                     $  87,174
                                                                      =========

See Notes to Financial Statements.



Telecommunications Income Fund XI, L.P.

Statements of Operations (Going Concern Basis)
Years Ended December 31, 2004 and 2003


                                                            2004         2003
--------------------------------------------------------------------------------

Revenue:
  Income from direct financing leases and
    notes receivable                                      $  68,392    $ 214,920
  Gain on lease terminations                                  6,508       64,170
  Interest and other income                                  13,290       22,194
                                                          ---------    ---------
         Total revenue                                       88,190      301,284
                                                          ---------    ---------

Expenses:
  Management and administrative fees (Note 5)               100,892      192,682
  Other general and administrative expenses                  49,500      112,935
  Provision for possible loan and lease losses (Note 3)      34,043       75,000
                                                          ---------    ---------
         Total expenses                                     184,435      380,617
                                                          ---------    ---------

         Net (loss)                                       $ (96,245)   $ (79,333)
                                                          =========    =========

Net (loss) allocated to:
  General partner                                         $     (78)   $     (64)
  Limited partners                                          (96,167)     (79,269)
                                                          ---------    ---------
                                                          $ (96,245)   $ (79,333)
                                                          =========    =========

Net (loss) per partnership unit                           $   (7.83)   $   (6.42)
                                                          =========    =========

Weighted average partnership units outstanding               12,298       12,358
                                                          =========    =========

See Notes to Financial Statements

                                       12



Telecommunications Income Fund XI, L.P.

Statements of Changes in Partners' Equity (Going Concern Basis)
Years Ended December 31, 2004 and 2003


                                                           General             Limited Partners           Total
                                                           Partner       --------------------------      Partners'
                                                          (10 Units)         Units         Amount         Equity
------------------------------------------------------------------------------------------------------------------

Net assets, December 31, 2002                             $     2,914         12,359    $ 2,871,004    $ 2,873,918
  Distributions to partners ($144.53 per unit) (Note 4)        (1,445)          --       (1,784,619)    (1,786,064)
  Withdrawals of limited partners                                --              (46)        (6,311)        (6,311)
  Net (loss)                                                      (64)          --          (79,269)       (79,333)
                                                          -----------    -----------    -----------    -----------
Net assets, December 31, 2003                                   1,405         12,313      1,000,805      1,002,210
  Distributions to partners ($49.60 per unit) (Note 4)           (496)          --         (609,504)      (610,000)
  Withdrawals of limited partners                                --              (66)        (3,791)        (3,791)
  Net (loss)                                                      (78)          --          (96,167)       (96,245)
                                                          -----------    -----------    -----------    -----------
Net assets, December 31, 2004                             $       831         12,247    $   291,343    $   292,174
                                                          ===========    ===========    ===========    ===========

See Notes to Financial Statements


                                                        13



Telecommunications Income Fund XI, L.P.

Statements of Cash Flows (Going Concern Basis)
Years Ended December 31, 2004 and 2003

                                                             2004           2003
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net (loss)                                             $   (96,245)   $   (79,333)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    (Gain) on lease terminations                              (6,508)       (64,170)
    Amortization of intangibles                                 --                1
    Provision for possible loan and lease losses              34,043         75,000
    Changes in operating assets and liabilities:
      Other receivables                                       56,392         54,983
      Due to affiliates                                       (1,110)          (542)
      Accounts payable and accrued expenses                  (32,958)       (74,755)
                                                         -----------    -----------
         Net cash (used in) operating activities             (46,386)       (88,816)
                                                         -----------    -----------

Cash Flows from Investing Activities:
  Purchases of equipment for direct financing leases            --          (37,931)
  Repayments of direct financing leases                      303,536        754,923
  Proceeds from termination of direct financing leases        64,189        894,015
  Repayments of notes receivable                             136,000        233,084
  Issuance of notes receivable                                  --          (41,000)
  Net lease security deposits (paid)                          (8,288)       (17,770)
                                                         -----------    -----------
         Net cash provided by investing activities           495,437      1,785,321
                                                         -----------    -----------

Cash Flows from Financing Activities:
  Distributions and withdrawals paid to partners            (627,375)    (1,792,743)
                                                         -----------    -----------
         Net cash (used in) financing activities            (627,375)    (1,792,743)
                                                         -----------    -----------

         Net (decrease) in cash and cash equivalents        (178,324)       (96,238)

Cash and cash equivalents:
  Beginning                                                  312,480        408,718
                                                         -----------    -----------
  Ending                                                 $   134,156    $   312,480
                                                         ===========    ===========

See Notes to Financial Statements

                                         14

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

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The Partnership will also provide financing to customers under a note agreement. Certain agreements exceed 10% of the Partnership's direct finance lease and notes receivable portfolio. The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets in December 2004, as required by the Partnership agreement. The Partnership must dissolve on December 31, 2012, or earlier, upon the occurrence of certain events (see Note 5).

Significant accounting policies:
     Basis of Presentation: The Partnership began the orderly liquidation of Partnership assets in December 2004 as discussed above. As a result, on December 31, 2004 the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 2004 and the statement of changes in net assets as of December 31, 2004 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     The net adjustment as of December 31, 2004 required to convert to the liquidation basis of accounting was a decrease in carrying value of $205,000, which is included in the statement of changes in net assets as of December 31, 2004. The amount was attributable to the recording of estimated liabilities associated with carrying out the liquidation in the amount of $205,000.

     The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidation distributions will depend on a variety of factors, including the actual timing of distributions to partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

     The statement of net assets as of December 31, 2003 (going concern basis) and the related statements (going concern basis) of operations, changes in partners' equity and cash flows for the years ended December 31, 2004 and 2003 have been prepared using the historical cost basis (going concern basis) of accounting on which the Partnership had previously reported its financial condition, results of operations and cash flows.

     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses, the estimated unguaranteed residual values of the Partnership's leased equipment, and the reserve for estimated costs during the period of liquidation.

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

     Certain risk concentrations: The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, industrial equipment, and office and computer equipment representing approximately 57%, 24%, and 16% as of December 31, 2004 of the portfolio and 71%, 13%, and 8% as of December 31, 2003 respectively.

     Three customers account for approximately 62% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2004. (Three customers represented 36% at December 31, 2003.)

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


Note 2.   Net Investment in Direct Financing Leases and Notes Receivable


The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2004 and 2003:


                                                             2004           2003
                                                         --------------------------
Minimum lease payments receivable                        $   218,685    $   683,634
Estimated unguaranteed residual values                        15,496         65,187
Unearned income                                              (62,766)      (108,192)
Notes receivable collateralized primarily by pay phone
  equipment and related site agreements, 8% to 17.2%,
  maturing through 2007                                      209,145        672,205
                                                         -----------    -----------
         Net investment in direct financing leases and
         notes receivable                                $   380,560    $ 1,312,834
                                                         ===========    ===========

                                         17

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements

--------------------------------------------------------------------------------

Note 2.   Net Investment in Direct Financing Leases and Notes Receivable
(Continued)

As of December 31, 2004, the contractual principal maturities of notes receivable, the future minimum payments to be received under direct financing leases, and the estimated unguaranteed residuals to be realized at the expiration of direct financing leases are as follows:

                                                    Minimum          Estimated
                                 Contractual         Lease          Unguaranteed
                                 Principal          Payments          Residual
                                 Maturities        Receivable          Values
                                  --------------------------------------------
Year ending December 31:
                      2005        $107,222          $136,415          $ 13,995
                      2006          94,559            59,765             1,499
                      2007           7,364            21,832                 1
                      2008            --                 673                 1
                                  --------          --------          --------
                                  $209,145          $218,685          $ 15,496
                                  ========          ========          ========

Customers accounting for 10% or more od the amount of income from direct financing leases and notes receivable during one or more of the periods presented are as follows:

                                                          2004            2003
                                                        ------------------------
Customer A                                                 13%             6%
Customer B                                                 14%             6%


Note 3.   Allowance for Possible Loan and Lease Losses

The Changes in the allowance for possible loan and lease losses for the years ended December 31, 2004 and 2003 are as follows:


                                                         2004            2003
                                                      -------------------------

Balance, beginning                                    $ 522,147       $ 984,556
  Provision                                              34,043          75,000
  Charge-offs, net of recoveries                       (435,056)       (565,849)
  Reclassification to other receivables                  16,479          28,440
                                                      ---------       ---------
Balance, ending                                       $ 137,613       $ 522,147
                                                      =========       =========

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements

--------------------------------------------------------------------------------

Note 3.   Allowance for Possible Loan and Lease Losses (Continued)


The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $119,656 and $484,057 and a general unallocated allowance of $17,957 and $38,090, respectively, at December 31, 2004 and 2003.

As of December 31, 2004, the Partnership had two customers with payments over 90 days past due. The Partnership's net investment in lease contracts or notes receivable with these customers totaled $64,010. Management has provided a specific allowance of $64,010 at December 31, 2004 related to these customers.

Note 4.   Limited Partnership Agreement

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

Telecommunications Income Fund XI, L.P.

Notes to Financial Statements

--------------------------------------------------------------------------------

Note 4.   Limited Partnership Agreement (Continued)


As discussed in Note 1, the Partnership entered the liquidating phase effective December 31, 2004. During the liquidating phase, amounts available to be distributed among the partners after satisfaction of all Partnership liabilities and obligations and/or the provision of reserves for future or contingent Partnership liabilities will be distributed in order of priority: first, payment of the General Partner's expense reimbursement; second, payment to the partners, to the extent necessary to pay to the partners during the term of their investment in the Partnership, operating distributions of 8% annually (on a cumulative, compounded daily basis) on their adjusted capital contributions; third, payment to the partners of 100% of their adjusted capital contributions to the Partnership; fourth, payment to the partners to the extent they have not received, during the term of their investment in the Partnership, distributions totaling 9.6% annually (calculated only through the end of the operating phase), noncompounded, on their adjusted capital contributions; fifth, payment to the General Partner of any unpaid arrearages in its management fee; and sixth, payment of any remaining amounts will be made 80% to the limited partners and 20% to the General Partner; provided, however, the General Partner will not receive its share of these remaining amounts until such time as the limited partners have received operating distributions and liquidating distributions equal to their capital contributions plus 9.6% annually, noncompounded, on their adjusted capital contributions.

Note 5.   Management and Service Agreements


The Partnership paid the General Partner acquisition fees of 5% of the cost of equipment financing provided by the Partnership, which was none and $559 for the years ended December 31, 2004 and 2003, respectively.

The Partnership also pays an equipment management fee equal to 2% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 2004 and 2003, those management fees aggregated $10,892 and $39,082, respectively.

In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $90,000 and $153,600 for the years ended December 31, 2004 and 2003, respectively.



Telecommunications Income Fund XI, L.P.

Notes to Financial Statements

--------------------------------------------------------------------------------


Note 6.   Reconciliation of Financial and Income Tax Reporting Basis


A reconciliation of net loss for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2004 and 2003 is as follows:


                                               2004                         2003
                                     ------------------------      ------------------------
                                       Amount        Per Unit        Amount       Per Unit
                                     ------------------------      ------------------------
Net loss for financial reporting
  purposes                           $ (96,245)     $   (7.83)     $ (79,333)     $   (6.42)
Adjustments to convert direct
  financing leases to operating
  leases for income tax purposes        55,995           4.55        537,837          43.52
Net change in allowance for
  possible loan and lease losses      (401,013)        (32.60)      (372,964)        (30.18)
Gain (loss) on lease terminations         --          --            (117,886)         (9.54)
                                     ---------      ---------      ---------      ---------
     Net (loss) for income tax
     reporting purposes              $(441,263)     $  (35.88)     $ (32,346)     $   (2.62)
                                     =========      =========      =========      =========



Note 7.  Disclosure About Fair Value of Financial Instruments


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

The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 2004 and 2003:


                                       2004                         2003
                              ---------------------- ---------------------------
                              Carrying        Fair        Carrying        Fair
                               Amount         Value        Amount         Value
                              --------------------------------------------------

Notes receivable              $209,145      $157,000      $672,205      $349,000


                                       21



Telecommunications Income Fund XI, L.P.

Notes to Financial Statements

--------------------------------------------------------------------------------

Note 8.   Quarterly Financial Information (Unaudited) - Going Concern Basis


                                           First        Second       Third       Fourth        Total
                                         -------------------------------------------------------------
                                                                      2004
                                         -------------------------------------------------------------
Revenues                                 $  27,866    $  20,581    $  22,456    $  17,287    $  88,190
Expenses                                   125,245       39,099       36,530      (16,439)     184,435
Net income (loss)                          (97,379)     (18,518)     (14,074)      33,726      (96,245)

Net income (loss) per partnership unit   $   (7.90)   $   (1.50)   $   (1.14)   $    2.75    $   (7.83)


Expenses in the fourth quarter of 2004 include a reduction of the provision for possible loan and lease losses of approximately $16,000 based upon management's evaluation of the leases and contracts outstanding. Also included in expenses is the reduction of the property tax escrow liability of $30,000 based on the age of the contracts and the period for which the Partnership is liable.

The Partnership began the orderly liquidation of Partnership assets in December
2004 as discussed above. As a result, on December 31, 2004, the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 2004 and the statement of changes in net assets as of December 31, 2004 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment as of December 31, 2004 required to convert to the liquidation basis of accounting was a decrease in carrying value of $205,000, which is included in the statement of changes in net assets as of December 31, 2004. The amount was attributable to the recording of estimated liabilities associated with carrying out the liquidation in the amount of $205,000.


                                           First       Second       Third       Fourth        Total
                                         ------------------------------------------------------------
                                                                    2003
                                         ------------------------------------------------------------

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


Expenses for the fourth quarter of 2003 include a provision for possible loan and lease losses of $71,000, primarily the result of a significantly deteriorated value of the phones and other equipment under certain lease and note contracts.


                                                  22

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosure
--------------------
On October 13, 2003, Telecommunications Income Fund XI, L.P. notified Deloitte & Touche (Deloitte) that it would be dismissing Deloitte and appointing a new independent certifying accountant for the current fiscal year. The Partnership has engaged McGladrey & Pullen, LLP as its new independent certifying accountant for the current fiscal year.

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

The report of Deloitte on the Partnership's financial statements for the fiscal year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audit for the fiscal year ended December 31, 2002 and the subsequent interim accounting period preceding the Partnership's notification to Deloitte of its intention to dismiss such firm, there has been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Audit Committee of the Parent of the General Partner participated in and approved the decision to change the Partnership's external auditors and the Board made the appointment.


Item 8A.  Controls and Procedures
          -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 9. Directors and Executive Officers of the Registrant
        --------------------------------------------------
A. The General Partner of the registrant:

         Commercial Power Finance, Inc., an Iowa corporation.

B. Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 53) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 50) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988-August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 10.  Executive Compensation
          ----------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                   (B)        (C)                       (C1)                  (C2)                (D)

                                                                                                 Securities of
                                                                                                 property
                                                                                                 insurance           Aggregate
                                                                                                 benefits or         of
                                                 Cash and cash                                   reimbursement       contingent
Name of individual                    Year       equivalent forms                                personal            or forms of
and capacities served                 Ended      of remuneration           Fees                  benefits            remuneration
---------------------------------------------------------------------------------------------------------------------------------
Commercial Power Finance, Inc.        2004       $ -0-                     $     100,892         $  -0-              $  -0-
(General Partner)                     2003       $ -0-                     $     192,682         $  -0-              $  -0-
                                      2002       $ -0-                     $     252,890         $  -0-              $  -0-

                                                                25



Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

     (1)                       (2)                                 (3)                       (4)
                      Name and Address of                 Amount and Nature of
Title of Class        Beneficial Ownership                Beneficial Ownership         Percent of Class
--------------        --------------------                --------------------         ----------------
Units                 Commercial Power Finance, Inc.      Ten (10) Units;                    .08%
                      701 Tama Street                     sole owner.
                      Marion, IA 52302

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
Related party transactions are described in Notes 4 and 5 of the notes to the financial statements.

Item 13.  Exhibits
          --------
3,4 Amended and Restated Agreement of Telecommunications Income Fund XI, L.P.
currently in effect incorporated herein by reference to Exhibit A in the
Partnership's registration statement on Form S-1, effective November 26,1997

10.3 Revolving Loan and Security Agreement incorporated herein by reference to the Partnership's Form 10-Q filed on May 13, 1999

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


Item 14.  Principal Accountant Fees and Services
          --------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by
McGladrey & Pullen, LLP for the audit of Telecommunications Income Fund XI, L.P.
annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM
McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

                                    2004                2003
                                    ----                ----
Audit Fees (1)                 $    33,800          $    29,500
Audit-Related Fees                     -0-                  -0-
Tax Services (2)                     9,900                  -0-
All Other Fees                         -0-                  -0-
                               -----------          -----------
                               $    43,700          $    29,500
                               ===========          ===========

(1) Audit fees consist of fees for professional services rendered for the audit of Telecommunications Income Fund XI, L.P.'s (the "Partnership") financial statements and review of financial statements included in Partnership's quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)Tax services consist of preparation of the Partnership's income tax returns.

                                       26

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)

By Commercial Power Finance, Inc.

By:  /s/  Thomas J. Berthel                                 Date: March 15, 2005
   -------------------------------
          Thomas J. Berthel
          President, Chief Executive Officer

By Commercial Power Finance, Inc.

By:  /s/  Ronald O. Brendengen                              Date: March 15, 2005
   -------------------------------
          Ronald O. Brendengen
          Chief Operating Officer,
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Thomas J. Berthel                                      Date: March 15, 2005
----------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                                   Date: March 15, 2005
----------------------------------
     Ronald O. Brendengen
     Chief Operating Officer, Chief Financial Officer,
     Treasurer, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                      Date: March 15, 2005
----------------------------------
     Daniel P. Wegmann
     Controller
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                        Date: March 15, 2005
----------------------------------
     Leslie D. Smith
     Director
     Commercial Power Finance, Inc.
     Corporate General Partner