Form 10QSB
period 2005-03-31
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2005-05-12
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
        (Exact name of Small Business Issuer as specified in its charter)

            Iowa                                                  39-1904041
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa             52302
                      ------------------------------------        --------
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


As of April 11, 2005, 12,257 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
Part I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements (unaudited)

             Statements of Net Assets (Liquidation Basis)-March 31, 2005
             and December 31, 2004                                             3

             Statement of Operations (Going Concern Basis)-three months
             ended March 31, 2004                                              4

             Statement of Changes in Net Assets (Liquidation Basis)-
             three months ended March 31, 2005                                 5

             Statements of Cash Flows-three months ended March 31, 2005
             and 2004                                                          6

             Notes to Financial Statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Item 3.   Controls and Procedures                                              9


Part II.  OTHER INFORMATION
          -----------------

Item 6.  Exhibits                                                              9

Signatures                                                                    10



                          TELECOMMUNICATIONS INCOME FUND XI, L.P.
                 STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                                  March 31,   December 31,
                                                                     2005         2004
                                                                  ---------    ---------
ASSETS
   Cash and cash equivalents                                      $ 119,266    $ 134,156
   Net investment in direct financing leases
     and notes receivable (Note B)                                  259,290      380,560
   Allowance for possible loan and lease losses                     (95,700)    (137,613)
                                                                  ---------    ---------
   Direct financing leases and notes receivable, net                163,590      242,947
   Other receivables                                                 11,933       16,476
                                                                  ---------    ---------
TOTAL ASSETS                                                      $ 294,789    $ 393,579
                                                                  =========    =========


LIABILITIES AND NET ASSETS

LIABILITIES
   Due to affiliates                                              $     -0-    $     413
   Distributions payable to partners                                    -0-       85,000
   Accounts payable and accrued expenses                              8,699        5,658
   Lease security deposits                                            3,906       10,334
   Reserve for estimated costs during the period of liquidation     142,172      205,000
                                                                  ---------    ---------
TOTAL LIABILITIES                                                   154,777      306,405
                                                                  ---------    ---------

NET ASSETS                                                          140,012       87,174
                                                                  ---------    ---------

TOTAL LIABILITIES AND NET ASSETS                                  $ 294,789    $ 393,579
                                                                  =========    =========


See accompanying notes.

                                            3

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                  STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                                   (UNAUDITED)



                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                                        2004
                                                                     ---------
REVENUES:
     Income from direct financing leases and notes receivable        $  26,211
     Loss on lease terminations                                         (1,424)
     Other                                                               3,079
                                                                     ---------
Total revenues                                                          27,866
                                                                     ---------


EXPENSES:
     Management fees                                                     3,605
     Administrative services                                            22,500
     Provision for possible loan and lease losses                       50,000
     Other                                                              49,140
                                                                     ---------
Total expenses                                                         125,245
                                                                     ---------


Net loss                                                             $ (97,379)
                                                                     =========

Net loss per partnership unit                                        $   (7.90)
                                                                     =========

Weighted average partnership units outstanding                          12,323
                                                                     =========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
             STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
                                   (UNAUDITED)



                                                            Three Months Ended
                                                              March 31, 2005
                                                              --------------
Net assets at beginning of period                             $      87,174

Income from direct financing leases,
   notes receivable, and other income                                 8,361

Change in estimate of liquidation
   value of net assets                                               44,477
                                                              -------------

Net assets at end of period                                   $     140,012
                                                              =============

See accompanying notes.



                               TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                              Three Months Ended
                                                                                   March 31
                                                                               2005         2004
                                                                               ----         ----
Operating Activities
Net changes (loss) in net assets                                            $  52,838    $ (97,379)
Adjustments to reconcile to net cash from operating activities:
     Loss on lease terminations                                                  --          1,424
     Provision for possible loan and lease losses                                --         50,000
     Liquidation basis adjustments                                            (44,477)        --
Changes in operating assets and liabilities:
     Other receivables                                                          9,084        5,614
     Due to affiliates                                                           (413)          (7)
     Accounts payable and accrued expenses                                      3,041       27,240
     Reserve for estimated costs during the period of liquidation             (62,828)        --
                                                                            ---------    ---------
Net cash from operating activities                                            (42,755)     (13,108)
                                                                            ---------    ---------

Investing Activities
Repayments of direct financing leases                                          87,579      100,732
Repayments of notes receivable                                                 31,715       33,663
Proceeds from termination of direct financing leases and notes receivable        --         27,341
Net lease security deposits paid                                               (6,429)      (2,611)
                                                                            ---------    ---------
Net cash from investing activities                                            112,865      159,125
                                                                            ---------    ---------

Financing Activities
Distributions paid to partners                                                (85,000)     (98,584)
                                                                            ---------    ---------
Net cash from financing activities                                            (85,000)     (98,584)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                          (14,890)      47,433
Cash and cash equivalents at beginning of period                              134,156      312,480
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $ 119,266    $ 359,913
                                                                            =========    =========


See accompanying notes.

                                                 6

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2004.

Effective December, 2004, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.


NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                       (Liquidation Basis)
                                                    March 31,       December 31,
                                                      2005              2004
                                                   ---------         ---------
     Minimum lease payments receivable             $  77,203         $ 218,685
     Estimated unguaranteed residual values           14,371            15,496
     Unearned income                                  (9,717)          (62,766)
     Notes receivable                                177,433           209,145
                                                   ---------         ---------
     Net investment in direct financing leases
       and notes receivable                        $ 259,290         $ 380,560
                                                   =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
Results of Operations
Effective December, 2004, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $8,361 in income from direct financing leases, notes receivable, and other income during the first three months of 2005. Management increased its estimate of the liquidation value of net assets during the first three months of 2005 by $44,477. This increase was due to a decrease in the reserve for estimated losses of $44,474 and a gain on lease terminations of $3. The Partnership has accrued the estimated expenses of liquidation, which is $142,172 at March 31, 2005. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of March 31, 2005, the Partnership had $119,266 of cash on hand.

At March 31, 2005, one customer was past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The net investment in this contract was $2,933 as of March 31, 2005. Management believes its reserves are adequate as of March 31, 2005. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and industrial equipment, representing approximately 68% and 29%, respectively, of the portfolio at March 31, 2005. Two customers account for approximately 56% of the Partnership's portfolio at March 31, 2005.

Market Risk
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of March 31, 2005.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2005                  $      81,665             9.81%
         2006                         93,819             8.00%
         2007                          1,949             8.00%
                               -------------
         Total                 $     177,433
                               =============

         Fair Value            $     124,000
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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           Part II. Other Information

Item 6.  Exhibits
         --------
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Financial Statements-Chief Executive Officer
Exhibit 32.2      Certification of Financial Statements-Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                  (Registrant)




Date: May 12, 2005                          /s/  Ronald O. Brendengen
      ------------                          -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: May 12, 2005                          /s/  Daniel P. Wegmann
      ------------                          -----------------------------------
                                                 Daniel P. Wegmann, Controller