Form 10QSB
period 2005-06-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2005-08-11
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2005

                        Commission File Number 000-25593

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

             Iowa                                                 39-1904041
-------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa             52302
                     --------------------------------------        --------
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


As of July 11, 2005, 12,257 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
Part I.   FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements (unaudited)

           Statements of Net Assets (Liquidation Basis)-June 30, 2005
           and December 31, 2004                                               3

           Statement of Changes in Net Assets (Liquidation Basis)-
           three and six months ended June 30, 2005                            4

           Statement of Operations (Going Concern Basis)-
           three and six months ended June 30, 2004                            5

           Statements of Cash Flows-six months ended June 30, 2005
           and 2004                                                            6

           Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3.  Controls and Procedures                                               9


Part II.   OTHER INFORMATION

Item 6.  Exhibits                                                              9

Signatures                                                                    10



                          TELECOMMUNICATIONS INCOME FUND XI, L.P.
                 STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)




                                                                  June 30,    December 31,
                                                                    2005         2004
                                                                  ---------    ---------
ASSETS
   Cash and cash equivalents                                      $ 146,641    $ 134,156
   Net investment in direct financing leases
     and notes receivable (Note B)                                  226,590      380,560
   Allowance for possible loan and lease losses                    (100,423)    (137,613)
                                                                  ---------    ---------
   Direct financing leases and notes receivable, net                126,167      242,947
   Other receivables                                                 10,533       16,476
                                                                  ---------    ---------
TOTAL ASSETS                                                      $ 283,341    $ 393,579
                                                                  =========    =========


LIABILITIES AND NET ASSETS

LIABILITIES
   Due to affiliates                                              $     -0-    $     413
   Distributions payable to partners                                120,000       85,000
   Accounts payable and accrued expenses                              6,126        5,658
   Lease security deposits                                            3,906       10,334
   Reserve for estimated costs during the period of liquidation     118,646      205,000
                                                                  ---------    ---------
TOTAL LIABILITIES                                                   248,678      306,405
                                                                  ---------    ---------

NET ASSETS                                                           34,663       87,174
                                                                  ---------    ---------

TOTAL LIABILITIES AND NET ASSETS                                  $ 283,341    $ 393,579
                                                                  =========    =========


See accompanying notes.

                                            3

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
             STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
                                   (UNAUDITED)



                                                    Three Months     Six Months
                                                        Ended           Ended
                                                       June 30,        June 30,
                                                        2005            2005
                                                      ---------       ---------
Net assets at beginning of period                     $ 140,012       $  87,174

Income from direct financing leases,
   notes receivable, and other income                    13,448          21,809

Distributions to partners                              (120,000)       (120,000)

Change in estimate of liquidation
   value of net assets                                    1,203          45,680
                                                      ---------       ---------

Net assets at end of period                           $  34,663       $  34,663
                                                      =========       =========

See accompanying notes



                         TELECOMMUNICATIONS INCOME FUND XI, L.P.
                      STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                                       (UNAUDITED)



                                                              Three Months   Six Months
                                                                  Ended        Ended
                                                                 June 30,     June 30,
                                                                  2004           2004
                                                                ---------    ---------
REVENUES:
     Income from direct financing leases and notes receivable   $  18,565    $  44,776
     Gain (loss) on lease terminations                                615         (809)
     Other                                                          1,401        4,480
                                                                ---------    ---------
Total revenues                                                     20,581       48,447
                                                                ---------    ---------


EXPENSES:
     Management fees                                                3,152        6,757
     Administrative services                                       22,500       45,000
     Provision for possible loan and lease losses                    --         50,000
     Other                                                         13,447       62,587
                                                                ---------    ---------
Total expenses                                                     39,099      164,344
                                                                ---------    ---------


Net loss                                                        $ (18,518)   $(115,897)
                                                                =========    =========

Net loss per partnership unit                                   $   (1.50)   $   (9.41)
                                                                =========    =========

Weighted average partnership units outstanding                     12,313       12,318
                                                                =========    =========


See accompanying notes.

                                           5



                               TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                           Six Months Ended June 30
                                                                              2005         2004
                                                                            ---------    ---------
Operating Activities
Net changes (loss) in net assets, excluding distributions                   $  67,489    $(115,897)
Adjustments to reconcile to net cash from operating activities:
     Loss on lease terminations                                                  --            809
     Provision for possible loan and lease losses                                --         50,000
     Liquidation basis adjustments                                            (45,680)        --
Changes in operating assets and liabilities:
     Other receivables                                                         11,885        8,468
     Due to affiliates                                                           (413)        (621)
     Accounts payable and accrued expenses                                        468       (2,529)
     Reserve for estimated costs during the period of liquidation             (86,354)        --
                                                                            ---------    ---------
Net cash from operating activities                                            (52,605)     (59,770)
                                                                            ---------    ---------

Investing Activities
Repayments of direct financing leases                                         107,017      197,363
Repayments of notes receivable                                                 49,502       76,556
Proceeds from termination of direct financing leases and notes receivable        --         31,954
Net lease security deposits paid                                               (6,429)      (3,388)
                                                                            ---------    ---------
Net cash from investing activities                                            150,090      302,485
                                                                            ---------    ---------

Financing Activities
Withdrawals paid to partners                                                     --         (1,334)
Distributions paid to partners                                                (85,000)    (323,584)
                                                                            ---------    ---------
Net cash from financing activities                                            (85,000)    (324,918)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                           12,485      (82,203)
Cash and cash equivalents at beginning of period                              134,156      312,480
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $ 146,641    $ 230,277
                                                                            =========    =========

Supplemental Disclosure of Cash Flow Information:
Distributions payable to partners                                           $ 120,000    $    --

See accompanying notes

                                                 6



TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2004.

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


NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                                  (Liquidation Basis)
                                                                           June 30, 2005       December 31, 2004
                                                                           -------------         -------------
     Minimum lease payments receivable                                     $      60,243         $     218,685
     Estimated unguaranteed residual values                                       14,369                15,496
     Unearned income                                                             (7,668)              (62,766)
     Notes receivable                                                            159,646               209,145
                                                                           -------------         -------------
     Net investment in direct financing leases and notes receivable        $     226,590         $     380,560
                                                                           =============         =============

                                                        7

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $21,809 in income from direct financing leases, notes receivable, and other income during the first six months of 2005. Management increased its estimate of the liquidation value of net assets during the first six months of 2005 by $45,680. This increase was due to a decrease in the reserve for estimated losses of $45,678 and a gain on lease terminations of $2. The Partnership has accrued the estimated expenses of liquidation, which is $118,646 at June 30, 2005. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of June 30, 2005, the Partnership had $146,641 of cash on hand.

At June 30, 2005, two customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The net investment in these contracts was $89,771 as of June 30, 2005. Management believes its reserves are adequate as of June 30, 2005. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and industrial equipment, representing approximately 69% and 30%, respectively, of the portfolio at June 30, 2005. Two customers account for approximately 60% of the Partnership's portfolio at June 30, 2005.

Market Risk
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of June 30, 2005.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2005                  $      54,752             9.65%
         2006                         93,017             8.00%
         2007                         11,877             8.00%
                               -------------
         Total                 $     159,646
                               =============

         Fair Value            $     108,000
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

Changes in Internal Controls
No changes occurred since the quarter ended March 31, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: August 10, 2005                       /s/  Ronald O. Brendengen
      ---------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: August 10, 2005                       /s/  Daniel P. Wegmann
      ---------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller