Form 10QSB
period 2005-09-30
TELECOMMUNICATIONS INCOME FUND XI LP
filed 2005-11-08
CIK 1045577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

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

                   Limited Partnership Interest (the "Units")
                                 Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [  ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                           [ ]  Yes         [X]  No


As of October 6, 2005, 12,257 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      INDEX



                                                                            Page
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited)

           Statements of Net Assets (Liquidation Basis)-
           September 30, 2005 and December 31, 2004                           3

           Statement of Changes in Net Assets (Liquidation Basis)-
           three and nine months ended September 30, 2005                     4

           Statement of Operations (Going Concern Basis)-
           three and nine months ended September 30, 2004                     5

           Statements of Cash Flows-nine months ended
           September 30, 2005 and 2004                                        6

           Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Controls and Procedures                                              9


Part II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits                                                             9

Signatures                                                                   10



                            TELECOMMUNICATIONS INCOME FUND XI, L.P.
                   STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                                September 30,    December 31,
                                                                    2005             2004
                                                                  ---------       ---------
ASSETS
   Cash and cash equivalents                                      $  65,307       $ 134,156
   Net investment in direct financing leases
     and notes receivable (Note B)                                  170,356         380,560
   Allowance for possible loan and lease losses                     (83,968)       (137,613)
                                                                  ---------       ---------
   Direct financing leases and notes receivable, net                 86,388         242,947
   Other receivables                                                  9,800          16,476
                                                                  ---------       ---------
TOTAL ASSETS                                                      $ 161,495       $ 393,579
                                                                  =========       =========


LIABILITIES AND NET ASSETS

LIABILITIES
   Due to affiliates                                              $     -0-       $     413
   Distributions payable to partners                                    -0-          85,000
   Accounts payable and accrued expenses                              3,338           5,658
   Lease security deposits                                            2,130          10,334
   Reserve for estimated costs during the period of liquidation      99,075         205,000
                                                                  ---------       ---------
TOTAL LIABILITIES                                                   104,543         306,405
                                                                  ---------       ---------

NET ASSETS                                                           56,952          87,174
                                                                  ---------       ---------

TOTAL LIABILITIES AND NET ASSETS                                  $ 161,495       $ 393,579
                                                                  =========       =========


See accompanying notes.

                        TELECOMMUNICATIONS INCOME FUND XI, L.P.
                STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
                                      (UNAUDITED)



                                           Three Months Ended       Nine Months Ended
                                           September 30, 2005      September 30, 2005
                                           ------------------      ------------------
Net assets at beginning of period            $      34,663             $       87,174

Income from direct financing leases,
   notes receivable, and other income                4,973                     26,782

Distributions to partners                              ---                  (120,000)

Change in estimate of liquidation
   value of net assets                              17,316                     62,996
                                             -------------             --------------

Net assets at end of period                  $      56,952             $       56,952
                                             =============             ==============

See accompanying notes.

                                      TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                   STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                                                    (UNAUDITED)



                                                                         Three Months Ended    Nine Months Ended
                                                                         September 30, 2004    September 30, 2004
                                                                         ------------------    ------------------
REVENUES:
     Income from direct financing leases and notes receivable                $  14,107             $  58,883
     Gain (loss) on lease terminations                                           3,918                 3,109
     Other                                                                       4,431                 8,911
                                                                             ---------             ---------
Total revenues                                                                  22,456                70,903
                                                                             ---------             ---------


EXPENSES:
     Management fees                                                             2,706                 9,463
     Administrative services                                                    22,500                67,500
     Provision for possible loan and lease losses                                 --                  50,000
     Other                                                                      11,324                73,911
                                                                             ---------             ---------
Total expenses                                                                  36,530               200,874
                                                                             ---------             ---------


Net loss                                                                     $ (14,074)            $(129,971)
                                                                             =========             =========

Net loss per partnership unit                                                $   (1.14)            $  (10.56)
                                                                             =========             =========

Weighted average partnership units outstanding                                  12,294                12,310
                                                                             =========             =========


See accompanying notes.

                               TELECOMMUNICATIONS INCOME FUND XI, L.P.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                                 Nine Months
                                                                              Ended September 30
                                                                               2005         2004
                                                                               ----         ----
Operating Activities
Net changes (loss) in net assets, excluding distributions                   $  89,778    $(129,971)
Adjustments to reconcile to net cash from operating activities:
     Loss on lease terminations                                                  --         (3,109)
     Provision for possible loan and lease losses                                --         50,000
     Liquidation basis adjustments                                            (62,996)        --
Changes in operating assets and liabilities:
     Other receivables                                                         13,350       44,723
     Due to affiliates                                                           (413)        (936)
     Accounts payable and accrued expenses                                     (2,320)      (2,975)
     Reserve for estimated costs during the period of liquidation            (105,925)        --
                                                                            ---------    ---------
Net cash from operating activities                                            (68,526)     (42,268)
                                                                            ---------    ---------

Investing Activities
Repayments of direct financing leases                                         118,605      266,560
Repayments of notes receivable                                                 85,064      111,003
Proceeds from termination of direct financing leases and notes receivable       9,212       49,323
Net lease security deposits paid                                               (8,204)      (4,818)
                                                                            ---------    ---------
Net cash from investing activities                                            204,677      422,068
                                                                            ---------    ---------

Financing Activities
Withdrawals paid to partners                                                     --         (2,714)
Distributions paid to partners                                               (205,000)    (473,584)
                                                                            ---------    ---------
Net cash from financing activities                                           (205,000)    (476,298)
                                                                            ---------    ---------

Net decrease in cash and cash equivalents                                     (68,849)     (96,498)
Cash and cash equivalents at beginning of period                              134,156      312,480
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $  65,307    $ 215,982
                                                                            =========    =========


See accompanying notes

TELECOMMUNICATIONS INCOME FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form
10-KSB for the year ended December 31, 2004.

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


NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                                  (Liquidation Basis)
                                                                        September 30, 2005     December 31, 2004
                                                                        ------------------     -----------------
     Minimum lease payments receivable                                     $      44,664         $     218,685
     Estimated unguaranteed residual values                                        7,832                15,496
     Unearned income                                                             (6,220)              (62,766)
     Notes receivable                                                            124,080               209,145
                                                                           -------------         -------------
     Net investment in direct financing leases and notes receivable        $     170,356         $     380,560
                                                                           =============         =============

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $26,782 in income from direct financing leases, notes receivable, and other income during the first nine months of 2005. Management increased its estimate of the liquidation value of net assets during the first nine months of 2005 by $62,996. This increase was due to a decrease in the reserve for estimated losses of $62,153 and a gain on lease terminations of $843. The Partnership has accrued the estimated expenses of liquidation, which is $99,075 at September 30, 2005. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of September 30, 2005, the Partnership had $65,307 of cash on hand.

At September 30, 2005, three customers were past due over 90 days. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract. The net investment in these contracts was $83,418 as of September 30, 2005. Management believes its reserves are adequate as of September 30, 2005. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and industrial equipment, representing approximately 69% and 31%, respectively, of the portfolio at September 30, 2005. Three customers account for approximately 77% of the Partnership's portfolio at September 30, 2005.

Market Risk
The table below presents the principal amounts due and related weighted average interest rates by expected maturity dates pertaining to the Partnership's notes receivable as of September 30, 2005.

         Expected                 Fixed Rate           Average
         Maturity Date         Notes Receivable     Interest Rate
         -------------         ----------------     -------------
         2005                  $      25,387             9.64%
         2006                         87,321             8.00%
         2007                         11,372             8.00%
                               -------------
         Total                 $     124,080
                               =============

         Fair Value            $      82,000
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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                     TELECOMMUNICATIONS INCOME FUND XI, L.P.
                     ---------------------------------------
                                  (Registrant)



Date: November 4, 2005                      /s/  Ronald O. Brendengen
      ----------------                      -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer



Date: November 4, 2005                      /s/  Daniel P. Wegmann
      ----------------                      -----------------------------------
                                                 Daniel P. Wegmann, Controller